Form 10-Q
period 1995-02-28
HI SHEAR INDUSTRIES INC
filed 1995-04-13
CIK 47268

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended February 28, 1995
                                               -----------------


                          Commission file number 1-7633
                                                 ------


                            Hi-Shear Industries Inc.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               A Delaware Corporation              I.R.S. Employer
                                          Identification No. 11-2406878



                 3333 New Hyde Park Road, North Hills, NY 11042


       Registrant's telephone number, including area code: (516) 627-8600


            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                     Yes   X   No
                                          ---     ---

       5,854,618 Common Shares were outstanding as of April 7, 1995.

                    HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                    -----------------------------------------


                                      INDEX
                                      -----



                                                         Page
                                                        Number
                                                        ------

Part I.  Financial Information:

     Item 1.   Financial Statements:

               Consolidated Balance Sheets as of
                 February 28, 1995 and May 31, 1994          1

               Consolidated Statements of Operations
                 for the three and nine month
                 periods ended February 28, 1995
                 and 1994                                    2

               Consolidated Statements of Cash Flows
                 for the nine month periods ended
                 February 28, 1995 and 1994                  3

               Notes to Consolidated Financial
                 Statements                                  4

     Item 2.   Management's Discussion and
                 Analysis of Financial Condition
                 and Results of Operations                   5


Part II.  Other Information:


     Item 6.   Exhibits and Reports on Form 8-K              7

               HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                               (Unaudited)
                                                             (000 Omitted)
                                                        ----------------------
                                                        February 28,   May 31,
                                                           1995         1994
                                                        ---------    ---------
    ASSETS

Current assets:
  Cash and equivalents                                      $587          $940
  Accounts receivable - net                               10,880         9,976
  Inventory                                               23,710        23,417
  Other current assets                                     1,127         1,326
                                                        --------      --------
    Total current assets                                  36,304        35,659

Property, plant and equipment, at cost                    26,750        25,233
Less:  Accumulated depreciation                           15,459        13,824
                                                        --------      --------
  Net property, plant & equipment                         11,291        11,409

Other assets                                               3,052         2,047
                                                        --------      --------
                                                         $50,647       $49,115
                                                        ========      ========

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                           $1,376        $1,121
  Accounts payable                                         2,995         2,668
  Accrued income taxes                                       256           188
  Accrued salaries and wages                               1,752         1,601
  Other accrued expenses                                   5,862         6,435
                                                        --------      --------
    Total current liabilities                             12,241        12,013
Long-term debt                                            11,556         9,953

Stockholders' equity:
  Common stock                                               614           614
  Paid-in capital                                         34,572        34,572
  Accumulated deficit                                     (2,022)       (1,426)
  Cumulative translation and pension adjustment           (3,610)       (3,907)
  Less treasury stock                                     (2,704)       (2,704)
                                                        --------      --------
     Total Stockholders' Equity                           26,850        27,149
                                                        --------      --------
                                                         $50,647       $49,115
                                                        ========      ========





See notes to consolidated financial statements.

                    HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)



                                                       (000 Omitted)
                                       ----------------------------------------
                                         Three Months Ended   Nine Months Ended
                                       --------------------   -----------------
                                            February 28,         February 28,
                                       --------------------   -----------------
                                          1995       1994      1995      1994
                                       ---------   --------   -------   -------

Revenues                                 $14,461    $13,070   $42,602   $41,565
                                        --------   --------  --------  --------
Cost of goods sold                        11,614     10,910    34,192    34,597
Selling, general and administrative
   expenses                                2,773      2,744     8,057     8,173
                                        --------   --------  --------  --------
                                          14,387     13,654    42,249    42,770
                                        --------   --------  --------  --------
OPERATING INCOME (LOSS)                       74       (584)      353    (1,205)

Interest expense, net                       (356)      (240)     (945)     (784)
                                        --------   --------  --------  --------

   LOSS FROM OPERATIONS
   BEFORE INCOME TAXES                      (282)      (824)     (592)   (1,989)
Provision for income taxes                   (41)        28         4       119
                                        --------   --------  --------  --------

   NET LOSS                                ($241)     ($852)    ($596)  ($2,108)
                                        ========   ========  ========  ========

   Net loss per share                      ($.04)     ($.15)    ($.10)   ($0.36)
                                        ========   ========  ========  ========
Average Common shares outstanding                               5,855     5,855
                                                             ========  ========













See notes to consolidated financial statements.

                   HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES





                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                              (000 Omitted)
                                                           -------------------
                                                             Nine Months Ended
                                                           -------------------
                                                               February 28,
                                                             1995       1994
                                                           ---------  --------
Cash flows from operating activities:
  Net loss                                                    ($596)   ($2,108)
  Adjustments to reconcile net loss
    to net cash provided by operating activities
      Depreciation and amortization                           1,731      1,938
      (Increase) Decrease in accounts receivable               (792)     1,427
      (Increase) decrease in inventories                       (111)     2,063
      Increase (decrease) in accrued income taxes                80       (164)
      Decrease in accounts payable, accrued salaries
        and wages and other accrued expenses                   (236)      (529)
      Increase in other assets                                 (793)    (1,222)
                                                           --------   --------
        Net cash provided (used) by operating activities       (717)     1,405
                                                           --------   --------
Cash flows from investing activities:
  Additions to property, plant and equipment                 (1,509)    (1,424)
  Proceeds from sale of property, plant and equipment             -         84
  Proceeds from sale of discontinued operation                    -      3,102
                                                           --------   --------
        Net cash provided (used) by investing activities     (1,509)     1,762
                                                           --------   --------
Cash flows from financing activities:
  Increase in long-term debt                                  1,603
  Increase (decrease) in short-term debt                        252     (3,883)
                                                           --------   --------
        Net cash provided (used) by financing activities      1,855     (3,883)
Effect of exchange rate changes on cash                          18          -
                                                           --------   --------
Net decrease in cash and cash equivalents                      (353)      (716)
Cash and cash equivalents - beginning of year                   940        844
                                                           --------   --------
Cash and cash equivalents - end of period                      $587       $128
                                                           ========   ========










See notes to consolidated financial statements

                    HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                    -----------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note A - Basis of Presentation


     The accompanying consolidated financial statements of Hi-Shear Industries Inc. and its subsidiaries (Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are subject to year-end audit and adjustments, and are not necessarily indicative of the results of operations for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 1994.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.


Results of Operations

     Revenues for the third quarter ended February 28, 1995 were $14.5 million compared with $13.1 million for last year's third quarter. Revenues increased slightly to $42.6 million for the nine months ended February 28, 1995 from $41.6 million for the same last year period. The Company was able to generate an operating profit of $74,000 for the third quarter of fiscal 1995 as compared to an operating loss of $584,000 in the third quarter of the prior year. For the first nine months of fiscal 1995, the Company's operating income was $353,000, compared to last year's nine month operating loss of $1,205,000. The net loss for the three months ended February 28, 1995 was $241,000 or $.04 a share versus net loss of $852,000 or $.15 a share for the same three month period last year. For the nine months ended February 28, 1995, the net loss was $596,000 or $.10 a share as compared to net loss of $2.1 million or $.36 a share for the same period last year.


     The improvement in operating results is due primarily to the effects of cost reduction and production improvement programs instituted at the beginning of the current fiscal year. Through this effort the Company has been able to achieve improved operating performance even though the commercial fastener market remains depressed due to severe cutbacks in production of new aircraft. These reduced production levels have caused overcapacity in the aircraft fastener market resulting in severe pressure on fastener pricing. The Company's operating difficulties are the result of lower unit pricing combined with increased production costs associated with inefficient production levels. Although the Company is continuing in its program of cost reductions and production improvements, management expects that respectable operating levels will be difficult to achieve during this downturn in the commercial aircraft industry.

     Interest expense increased in the current quarter and nine month period due to an increase in interest rates.

     The Company did not record a provision or benefit for federal income taxes in the third quarter or nine months of fiscal 1995 due to the Company's tax loss carryforward position, in accordance with the rules of Statement on Financial Accounting Standards No. 109, "Accounting For Income Taxes."

Liquidity and Capital Resources

     The Company currently maintains a secured three year revolving credit and term loan facility primarily to provide working capital for the domestic Aerospace Fastening Systems operation. At February 28, 1995 the Company had $12,676,000 outstanding under this facility at 11%. A U.K. subsidiary maintains a separate $2.3 million working capital loan facility which had an outstanding balance of $256,000 currently being utilized.

     Working  capital  at   February  28,  1995  was   $24,063,000  compared  to
$23,646,000  at May  31,  1994.   The increase  is  due to  increased levels  of
accounts receivable and inventories.

     The Company believes that cash flow from operations and available credit facilities will provide sufficient liquidity to meet working capital, capital expenditures and other ongoing business requirements. Capital expenditures, consisting primarily of plant modifications and the normal upgrading and replacement of existing machinery and equipment is expected to be approximately $2.2 million in fiscal 1995.

PART II - OTHER INFORMATION
- ---------------------------


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     None.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              HI-SHEAR INDUSTRIES INC.



                              By: s/David A. Wingate
                                  ------------------------------
                                  David A. Wingate, Chairman,
                                  President & Chief Executive




                              By: s/Victor J. Galgano
                                  ------------------------------
                                  Victor J. Galgano, Vice
                                  President & Chief Financial
                                     Officer






Date:  April 7, 1995
       -------------