Form 10-Q/A
period 1995-02-28
HI SHEAR INDUSTRIES INC
filed 1995-07-11
CIK 47268

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A
                                  AMENDMENT NO. 1


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



                              HI-SHEAR INDUSTRIES INC.



                              By: s/ David A. Wingate
                                  ------------------------------
                                  David A. Wingate, Chairman,
                                  President & Chief Executive




                              By: s/ Victor J. Galgano
                                  ------------------------------
                                  Victor J. Galgano, Vice
                                  President & Chief Financial
                                     Officer






Date:  July 11, 1995
       -------------