Form 10-K
period 1995-05-31
HI SHEAR INDUSTRIES INC
filed 1995-08-29
CIK 47268

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------
                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended May 31, 1995    Commission file number 1-1499

                            HI-SHEAR INDUSTRIES INC.

       A DELAWARE CORPORATION            I.R.S. EMPLOYER IDENTIFICATION
                                                 NO. 11-2406878

                 3333 NEW HYDE PARK ROAD, NORTH HILLS, NY 11042
       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (516) 627-8600
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                             NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                   ON WHICH REGISTERED
- ------------------------------------  ------------------------------------
    Common Stock, $.10 par value            New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

    On August 18, 1995, 5,854,618 shares of the Registrant's Common Stock were outstanding. Of these shares, 1,675,457 shares were held by persons who may be deemed to be affiliates. The aggregate market value (based on the closing price of these shares on the New York Stock Exchange of $7.88 a share) of the 4,179,161 shares held by non-affiliates of the registrant was $32,911,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement for the 1995 Annual Meeting of Stockholders of Registrant
(Part III).

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

  (a) General Development of Business General Development of Business

    HI-SHEAR INDUSTRIES INC., a Delaware corporation organized in 1976, is engaged primarily in the manufacture and sale of high technology Aerospace Fastening Systems products through its wholly-owned subsidiary, Hi-Shear Corporation. Unless the context indicates otherwise, the term "Company" in this report refers to Hi-Shear Industries Inc. and its consolidated subsidiaries.

    During the fiscal year ended May 31, 1991, the Company adopted a plan to discontinue the operations of Hi-Shear's Space and Defense segment, comprised of Hi-Shear Technology Corp. ("HSTC") and Defense Systems Corporation ("DSC"). The operation of Defense Systems Corporation was terminated in March 1991 and in June 1993, the Company completed the sale of HSTC to a group led by the management of the subsidiary.

    In June, 1994, the automotive division of Hi-Shear Corporation was incorporated as Hi-Shear Automotive Corp.

  (b) Narrative Description of Business

    The Company, through Hi-Shear Corporation ("HSC"), designs, manufactures and markets a wide variety of high performance fasteners for use in the aerospace industry. HSC is a leading designer and manufacturer of advanced structural aerospace fasteners and installation tools which have been chosen and designed into commercial and military aircraft manufactured by The Boeing Company, Airbus Industries, McDonnell Douglas Corp., Lockheed Corp., Northrop Grumman Corporation, LTV Corporation and other major aircraft manufacturers. HSC's proprietary and non-proprietary products include threaded pins, torque-installed collars, internally and externally wrenched bolts, nuts, blind bolts and installation tools. The fasteners are made from titanium and various other alloys to exacting specifications in order to withstand temperature extremes, high tensile loads and vibration stresses. HSC's fasteners are employed to join major structural components and in other high performance applications. Specialized engineering, metallurgical and production skills are utilized to meet these specifications and the rigid quality controls they demand.

    The principal proprietary fastener lines developed by this subsidiary include the following items:

        Hi-Lite(R)--The Hi-Lite(R) system, which was introduced into the marketplace in fiscal 1985, offers substantial weight savings and improved performance characteristics while offering the customer a wide choice of collars which may be used with a common pin. The Hi-Lite(R) system is qualified at major airframe manufacturers and has gained widespread usage and acceptance by HSC's customers.

        Hi-Lok(R)/Hi-Tigue(R)--The Hi-Lok(R) fastening system, designed and introduced by HSC in 1957, is by far the largest selling structural fastening system in the industry. It ensures the proper and safe assembly of aircraft components by making it extremely difficult to over or under tighten the fasteners during the installation process. The product is a threaded fastener system which incorporates the best features of a rivet and a bolt, in combination with a highly developed and automated installation process. Hi-Lok(R) collars are designed to separate into sections when the proper torsional stress is applied to the collar during installation. The Hi-Tigue(R) incorporates the features of the Hi-Lok(R) pin and frangible collar to control preload. In addition, the Hi-Tigue(R) pin is designed with a special shape which makes the concept ideally suited for cases where the pin must be forced into the hole. Upon installation, the Hi-Tigue(R) pre-stresses the material of the structure surrounding the pin, providing increased fatigue life for the joint.

    HSC, through its wholly owned subsidiary Hi-Shear Automotive Corp., also produces proprietary brake cable tension adjusters and wheel bearing retainer nuts for the automotive and light truck industry.

MARKETING AND CUSTOMERS

    The Company's marketing organization consists of sales engineers who work with prime contractors and government agencies and their design and process engineers, production employees and procurement personnel; successful marketing of the Company's products requires close and constant contact with customers.

    HSC's aircraft fastener products are marketed as complete systems which include both fasteners and installation tooling. Generally, a fastener system is selected based on technical performance, weight and installed cost. Frequently, the system's ability to be installed in limited access areas of the structure dictates systems selection. Marketing efforts are initially focused on design-level acceptance of a fastening system without a particular program. The process of acquiring approval for a fastening system at this level may require several years. After a system has been specified for use in a particular program, marketing emphasis shifts to normal sales calls and order requests. HSC employs a direct sales force of fifteen individuals, with eleven sales engineers deployed in the field, three located in its Torrance, California office and one located in Rugby, England. In addition to direct sales and customer service, HSC maintains relationships with nine official distributors who specialize in aerospace components supplies. HSC's marketing and sales activities worldwide are under the direction of the Torrance, California office. Original equipment manufacturers (e.g. The Boeing Company, McDonnell Douglas Corp., etc.) and the United States Government represent approximately 36% of annual fastener sales, while distributors represent the remainder.

    Approximately 33% of the Company's consolidated net sales for the year ended May 31, 1995 were to airframe manufacturers for use in various aircraft programs, 5% directly to, or to prime contractors directly for, the United States Government, 21% to commercial non-aerospace customers and the remaining 41% to various airframe subcontractors and other customers. Sales during the year ended May 31, 1995 represented approximately 700 accounts and approximately 44% of consolidated net sales were to the Company's five largest customers. Approximately 17%, 11% and 6% of consolidated net sales during the fiscal year were to purchasing entities of The Boeing Company, British Aerospace, and Wesco Aircraft, respectively.

COMPETITION

    There are two basic aircraft fastening systems in HSC's primary market, each represented by several manufacturers which are in direct competition. HSC's concepts (Hi-Lok(R)/Hi-Tigue(R)/Hi-Lite(R)) depend on threaded pins and collars while the second basic system incorporates a grooved pin with a cylindrical collar which is swaged (pressed) into the pin grooves during the installation. Both systems have been approved at the design level and there are multiple sources for each system. The Hi-Lok(R)/Hi-Lite(R) systems developed by HSC remains the more broadly used of the two concepts because the parts are more easily installed in areas of limited access.

    Manufacturers in the industry compete on the basis of price (particularly on large titanium orders), quality, delivery and system design. Competition within the aerospace fasteners market is mainly concentrated among less than a dozen manufacturers.

PATENTS AND LICENSES

    HSC presently owns or controls many United States and foreign patents and has filed applications for additional patents which relate with varying degrees of significance to products manufactured or employed in aerospace and automotive fastening systems. In addition it produces certain products under licenses from others. While it is believed that the existing patents and applications are of material value, it is also believed that technical knowledge, experience, skill in development and production, and the specialized machinery required for production of sophisticated fasteners and tools are of material significance in maintaining a competitive position. Patents relating to Hi-Lok(R) expired in 1985 and Hi-Tigue(R) systems expired in 1988. However, due to the success of the Hi-Lite(R) system management does not expect the Company to be significantly affected by patent expirations in the near future.

    Historically, the aerospace fastener market has supported two basic classes of fastener systems, proprietary and standard systems. HSC has developed many proprietary products and there are various licenses with other companies under some or all of the HSC patents, technical know-how and Hi-Lok(R) and Hi-Tigue(R) trademarks to manufacture, use and sell fasteners; HSC recorded approximately $1.2 million in royalty income under these licenses during the year ended May 31, 1995 compared with $1.1 million in the prior fiscal year. Unless terminated earlier, the technical know-how and trademark licenses continue to pay royalties but the patent licenses and related royalties expire with respective patents. In addition, the Hi-Lite(R) system is covered by two issued patents and one divisional patent which is pending. The Hi-Lite(R) patent will continue beyond the year 2000. Royalty income is expected to be slightly below current levels in fiscal 1996.

MANUFACTURING AND PRODUCTION

    Fastener production requires the use of various machine tools, including hot and cold headers, trimmers, pointers, presses, thread rollers, screw machines, lathes and precision grinders. The production process includes various cleaning, plating and heat treating operations and numerous quality assurance inspections. Aerospace fasteners are manufactured from a variety of materials including stainless, carbon and alloy steels, aluminum, titanium, nickel base and other high temperature alloys. A constant desire to reduce aircraft weight and improve operating performance has increased the demand for titanium fasteners. All raw materials are readily available from multiple sources and are usually purchased domestically. HSC has not experienced any significant disruption of its operation as a result of energy or material shortage although no representation can be made as to the possible impact of shortages of this nature which may arise in the future as well as the possible impact of government controls such as allocation, rationing or import restrictions.

ENGINEERING AND PRODUCT DEVELOPMENT

    These activities include development engineering, product engineering and sales support and a continuing engagement in the development of new fastening systems, new applications for existing products and problem solving capability in the highly technical aspects of separation, initiation and actuation systems. At present, almost all of HSC's products have been conceived and developed in-house by their respective engineering departments. Expenditures for these activities which are expensed by the Company as incurred amounted to $1.2 million, $1.0 million, and $1.3 million, for the years ended May 31, 1995, 1994 and 1993, respectively.

FOREIGN OPERATIONS

    HSC manufactures its principal product line and markets its full line of fastening systems in Europe through its wholly-owned subsidiary, Hi-Shear Fasteners Europe Ltd., located in Rugby, England. Certain products are manufactured by HSC in the United States and exported from the United States to foreign customers; the dollar value of goods exported from the United States to foreign customers was $8.3 million, $7.2 million and $14.6 million, for the years ended May 31, 1995, 1994 and 1993, respectively. Revenues of Hi-Shear Fasteners Europe Ltd. to unaffiliated customers were $12.1 million, $10.3 million and $13.4 million, for the years ended May 31, 1995, 1994 and 1993, respectively.

BACKLOG

    Backlog, consisting of unfilled purchase orders with scheduled delivery dates and therefore believed to be firm and excluding backlog that is not reasonably expected to be filled within the subsequent year, for continuing operations was approximately $23.5 million at May 31, 1995, $23.8 million at May 31, 1994 and $32.5 million at May 31, 1993.

BUSINESS FLUCTUATIONS

    The Company's businesses are not seasonal in nature. However, the Aerospace Fastening Systems segment is cyclical in nature as it depends on the rate of the new aircraft production for both commercial and military applications. The rate of commercial aircraft production, which was severely depressed during the period 1974 to early 1977, began to improve during late 1977 and continued to increase during 1978 through 1980. Commercial aircraft production decreased during 1981 through mid-1984 due to reduced orders and cancellations related to losses incurred by domestic and international airlines as well as the emergence of newer fuel efficient designs and the extended building period required to attain full production capabilities. The effects of the 1981-1984 decline in commercial aircraft production were somewhat moderated by increased military expenditures in both segments of the Company's business. There was a significant improvement in the number of commercial jet transport orders from 1985 to 1991 which resulted in additional increases in the production of commercial jet aircraft.

    At present, the Company is experiencing a decline in the level of commercial aircraft order activity. The economic downturn has prompted the world's airlines to curtail orders of commercial aircraft. The depressed rate of new orders is expected to continue through calendar 1995 and most likely into 1996. U.S. and foreign airlines are forecasted to experience 5 to 6 percent growth rates in passenger travel over the next 15 to 20 years.

WORKING CAPITAL PRACTICES

    The Company generates the most significant part of its sales from production against firm orders, rather than from inventory stock, although there are, at certain times, standard items that are produced for inventory. Sales terms to its customers are consistent with industry practices.

ENVIRONMENT/ENERGY/GOVERNMENT REGULATION

    Compliance with Federal, state and local laws and regulations pertaining to the discharge of materials into the environment or otherwise relating to the protection of the environment has not had and is not anticipated to have any material effect on the capital expenditures, earnings or competitive position of the Company. Additional information regarding these matters is provided in the Commitments and Contingencies footnote in the Notes to Consolidated Financial Statements.

    The Company, as is common with many manufacturers, has expended, and can be expected to expend in the future, modest amounts for investigation of environmental conditions and installation of environmental control facilities, remediation of environmental conditions and other similar matters.

    The Company has not experienced any significant disruption of its operations as a result of any energy or material shortages although no representation can be made as to the possible impact of shortages of this nature which may arise in the future as well as the possible impact of governmental controls such as allocation, rationing or import restrictions.

EMPLOYEES

    Approximately 625 persons are employed by the Company's continuing operations, none of whom are covered by a collective bargaining agreement. Management believes that, in general, wages, bonuses, fringe benefits and other conditions of employment offered throughout the Company are equivalent to those found elsewhere in similar business operations.

ITEM 2. PROPERTIES

    HSC's fastener operations are conducted at a number of buildings in Torrance, California (288,000 square feet) located on approximately 26 acres of land leased from the City of Torrance, under leases expiring in 2004 at an annual rental rate of $8,800. Approximately 6 acres of the land are surplus and can be used for future expansion. Title to this land was acquired by the City of Torrance from the United States under a deed containing certain conditions which could result in reversion of the property. However, it is believed that there is no likelihood of this occurring during the period of occupancy. At expiration or termination of the lease, all interest in the buildings located on the leased premises will terminate.

    HSC's European facility is located in Rugby, England. The facility consists of a 56,300 sq. ft. building leased for approximately $266,000 per year. The lease will expire in 2004.

    HSI Properties, Inc., a wholly-owned subsidiary of the Company, owns 16 acres of land in Saugus, California, with incidental structures (2,700 sq. ft.) currently being leased to a former subsidiary, Hi-Shear Technology Corp., for $90,000 per year.

    The Company's corporate headquarters are located in an office building at North Hills, New York, where 5,300 square feet of space are leased at a current annual rental of approximately $138,000 under a lease which expires May 31, 1997.

ITEM 3. LEGAL PROCEEDINGS

    In 1991, the U.S. Navy terminated for default two contracts held by a discontinued subsidiary of the Company and sought reimbursement of progress payments totaling $11.2 million made against these contracts. The Company appealed the default terminations and on May 31, 1995 learned that its appeal had been sustained. This decision releases the Company from any obligation to repay progress payments received under the contracts. See Commitments and Contingencies in the notes to the financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol "HSI." The following table sets forth the high and low prices per share of the Company's Common Stock, as reported on the NYSE Composite Tape for the periods indicated.

                                                                                  PER COMMON
                                                                                    SHARE
                                                                                --------------
                                                                                 MARKET PRICE
                                                                                --------------
                                                                                HIGH      LOW
                                                                                -----    -----
Quarter Ended
  August 1994................................................................   $6.75    $5.63
  November 1994..............................................................    6.00     4.88
  February 1995..............................................................    5.00     3.88
  May 1995...................................................................    5.75     3.88

Fiscal Year Ended May 31, 1995...............................................   $6.75    $3.88
                                                                                -----    -----
                                                                                -----    -----
Quarter Ended
  August 1993................................................................   $5.88    $4.88
  November 1993..............................................................    5.75     4.38
  February 1994..............................................................    5.38     3.75
  May 1994...................................................................    6.63     4.63

Fiscal Year Ended May 31, 1994...............................................   $6.63    $3.75
                                                                                -----    -----
                                                                                -----    -----

    The Company has not paid a dividend on common stock since August 1990.

    As of August 23, 1995 there were approximately 900 holders of record of the Company's Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth selected financial information of the Company and its subsidiaries for the five years ended May 31, 1995. This selected financial information should be read in conjunction with the Consolidated Financial Statements and notes thereto, and Management's Discussion and Analysis of Results of Operations and Financial Condition included elsewhere herein.

                                                       FOR THE FISCAL YEAR ENDED MAY 31,
                                              ----------------------------------------------------
                                               1995       1994       1993       1992        1991
                                              -------    -------    -------    -------    --------
                                                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
SELECTED STATEMENT OF OPERATIONS DATA:
Revenues from continuing operations........   $58,639    $56,465    $71,519    $88,113    $104,873
                                              -------    -------    -------    -------    --------
                                              -------    -------    -------    -------    --------
Earnings (loss) from continuing
operations.................................   $  (545)   $(2,974)   $  (943)   $ 1,666    $  8,034
Earnings (loss) from discontinued
operations(A)..............................     --        (2,616)    (7,312)       442     (25,667)
Earnings from extraordinary item (B).......     --         --         --           240       --
                                              -------    -------    -------    -------    --------
Net earnings (loss)........................   $  (545)   $(5,590)   $(8,255)   $ 2,348    $(17,633)
                                              -------    -------    -------    -------    --------
                                              -------    -------    -------    -------    --------
Weighted Average Shares Outstanding........     5,855      5,855      5,855      5,855       5,855
                                              -------    -------    -------    -------    --------
                                              -------    -------    -------    -------    --------
PER COMMON SHARE DATA:
Earnings (loss) from continuing
operations.................................   $  (.09)   $  (.51)   $  (.16)   $   .28    $   1.37
Earnings (loss) from discontinued
  operations (A)...........................     --          (.45)     (1.25)       .08       (4.38)
Earnings from extraordinary item (B).......     --         --         --           .04       --
                                              -------    -------    -------    -------    --------
Net earnings (loss)........................   $  (.09)   $  (.96)   $ (1.41)   $   .40    $  (3.01)
                                              -------    -------    -------    -------    --------
                                              -------    -------    -------    -------    --------
Dividends per Common Share.................     --         --         --         --       $   .055
                                              -------    -------    -------    -------    --------
                                              -------    -------    -------    -------    --------

                                                                  AS OF MAY 31,
                                               ---------------------------------------------------
                                                1995       1994       1993       1992       1991
                                               -------    -------    -------    -------    -------
                                                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
SELECTED BALANCE SHEET DATA:
Current assets..............................   $34,846    $35,659    $44,324    $54,253    $62,447
Current liabilities.........................    12,563     12,013     24,025     14,282     14,713
Working capital.............................    22,283     23,646     20,299     39,971     47,734
Total assets................................    49,514     49,115     58,826     71,225     74,453
Long-term debt..............................     9,872      9,953      --        12,662     16,530
Stockholders' equity........................    27,079     27,149     34,801     44,171     41,598

- ------------

(A) The loss from discontinued operations in fiscal 1994 includes additional expenses, legal costs and an unexpected shortfall in amounts realized in the sale of material and equipment of a discontinued operation. In fiscal 1993 and 1991 the loss from discontinued operations includes an after-tax provision of $6.2 million ($1.05 per share) and $22.4 million ($3.83 per share) respectively, to write down the net assets of the discontinued businesses to their estimated realizable values, record estimated transaction costs and report operating results during the phaseout period.

(B) Extraordinary item represents the income tax benefit from the utilization of an operating loss carryforward.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    The Company disposed of its last remaining business activity dealing with space and defense in June 1993 and is now primarily engaged in the manufacture and sale of commercial aerospace fastening systems and components.

RESULTS OF CONTINUING OPERATIONS

    Revenues from continuing operations increased slightly to $58.6 million in fiscal 1995 after having declined 21% to $56.5 million in fiscal 1994 and 19% to $71.5 million in 1993. The current year increase is due to a stabilization in build rates experienced in the commercial airframe manufacturing industry after several years of substantial reduction in both order levels and build rates. Over the past several years, this reduced order activity has led to severe pricing pressures within the aircraft fastener market. Lower levels of unit pricing combined with increased manufacturing costs associated with inefficient production levels resulted in an operating loss of $1.9 million in fiscal 1994 after a small profit of $277,000 in fiscal 1993. The operating income achieved in fiscal 1995 of $958,000 was the direct result of a cost reduction program instituted by the Company early in this fiscal year. The program resulted in cost savings of approximately $1.8 million. An extensive manufacturing reorganization effort currently underway, together with additional cost savings, is expected to stabilize operations and lead to acceptable operating profit margins.

    The interest income reported in fiscal 1993 and 1994 was primarily due to tax refunds received during those years. Interest expense increased in the current fiscal period after having declined in fiscal 1993 and 1994 due to an increase in borrowing rates experienced during the current period. The overall level of borrowing has remained fairly constant over the last two fiscal periods after having declined in fiscal 1993.

    With the exception of a provision for alternative minimum tax in the current period, the Company did not record a provision or benefit for federal income taxes in any fiscal period presented due to the Company's tax loss carryforward position.

RESULTS OF DISCONTINUED OPERATIONS

    In June 1993, the Company completed the sale of Hi-Shear Technology Corp. to a corporation led by two managers of that former subsidiary. This corporation, together with Defense Systems Corporation, which had previously discontinued operations in 1991, comprise the Company's discontinued operations. The 1993 loss from discontinued operations of $7.3 million included a provision of $6.2 million for the disposal of Hi-Shear Technology Corporation. The 1994 loss from discontinued operations of $2.6 million consisted of an addition to the reserve previously established in 1991 for the closing of Defense Systems Corp. This charge was due to additional expenses and legal costs incurred in maintaining the personnel and facilities required to pursue legal remedies regarding termination of two contracts with the US Navy as well as an unexpected shortfall in amounts realized in the sale of material and equipment. On May 31, 1995, the Company was notified that its appeal of the default termintations filed by the Navy with regard to these contracts had been sustained and converted to terminations for the convenience of the government. Although the Navy has a period of time in which to appeal , the Company firmly believes that this decision will prevail and is currently preparing a settlement proposal to recover contract costs as well as costs incurred in defending its position. See Commitments and Contingencies in the Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

    The Company, through a subsidiary, maintains a revolving credit and term loan facility primarily to provide working capital for the domestic aerospace fastening operation. This facility extends until May 1997 with a two year renewal option. At May 31, 1995 the amount outstanding under this facility was $10,992,000, a slight reduction from 1994's year end balance. A U.K. subsidiary also maintains a separate $2.4 million working capital term loan facility which had a year end balance outstanding of $715,000.

    Working capital at May 31, 1995 was $22,283,000 compared to $23,646,000 at May 31, 1994. The decrease is due primarily to a reduction in the level of inventories as well as the utilization of the short term loan facility by our U.K. subsidiary. Cash generated from these activities has been used to satisfy operating and capital expenditure requirements.

    The Company believes that cash flow from operations and available credit facilities will provide sufficient liquidity to meet working capital, capital expenditure and other ongoing business requirements. Capital expenditures, consisting primarily of plant modifications and the normal upgrading and replacement of existing machinery and equipment, were $1.6 million in fiscal 1995. With the extensive manufacturing reorganization effort currently underway, capital expenditures are expected to increase to $3.5 million in fiscal 1996. The Company's performance is dependent to a significant extent on commercial airline build and order rates. Operations over the past several years have been significantly affected by the sharp decline in the commercial airline industry. Although this industry has recently shown signs of improvement, the Company expects difficult operating conditions to continue over the near term. We are continuing in our efforts to reduce production costs and overhead levels and improve the efficiency of our manufacturing operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES

                                                                                         PAGE
                                                                                         ----
Report of Independent Accountants.....................................................    10
Consolidated Balance Sheets...........................................................    11
Consolidated Statements of Operations.................................................    12
Consolidated Statements of Stockholders' Equity.......................................    13
Consolidated Statements of Cash Flows.................................................    14
Notes to Consolidated Financial Statements............................................    15

                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders
Hi-Shear Industries Inc.
North Hills, New York

    We have audited the accompanying consolidated balance sheets of Hi-Shear Industries Inc. and Subsidiaries as of May 31, 1995 and 1994, and the related consolidated statements of operations,stockholders' equity and cash flows for each of the three years in the period ended May 31, 1995, and the financial statement schedule listed in the Index at Item 14(a)(2) of this form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hi-Shear Industries Inc. and Subsidiaries as of May 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

    As discussed in the Commitments and Contingencies note to Consolidated Financial Statements, on May 31, 1995, the Company was notified that its appeal was successful regarding the default for terminations filed by the Navy related to certain contracts and that the contracts had been converted to terminations for the convenience of the government. The Navy has 120 days to appeal the decision and therefore, the ultimate outcome is not certain at this time. No provision for liability, if any, that may result upon a successful appeal by the Navy has been made in the consolidated financial statements.

    As discussed in the Summary of Significant Accounting Policies note to Consolidated Financial Statements, the Company changed its method of accounting for income taxes effective June 1, 1993.

                                          COOPERS & LYBRAND L.L.P.

Los Angeles, California
August 4, 1995

                   HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                MAY 31,
                                                                          --------------------
                                                                            1995        1994
                                                                          --------------------
                                                                             (000 OMITTED)
    ASSETS
Current assets:
  Cash and equivalents.................................................   $    636    $    940
  Accounts receivable..................................................      9,879       9,976
  Inventories..........................................................     22,821      23,417
  Other................................................................      1,510       1,326
                                                                          --------    --------
        Total current assets...........................................     34,846      35,659
Property, plant and equipment, at cost:
  Land.................................................................         80          80
  Buildings and improvements...........................................      5,547       5,505
  Machinery, equipment and fixtures....................................     21,580      19,648
                                                                          --------    --------
                                                                            27,207      25,233
  Less, accumulated depreciation and amortization......................    (16,067)    (13,824)
                                                                          --------    --------
                                                                            11,140      11,409
Other assets...........................................................      3,528       2,047
                                                                          --------    --------
        Total assets...................................................   $ 49,514    $ 49,115
                                                                          --------    --------
                                                                          --------    --------
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable........................................................   $  1,835    $  1,121
  Accounts payable.....................................................      2,851       2,668
  Accrued income taxes.................................................        145         188
  Accrued salaries and wages...........................................      1,607       1,601
  Other accrued expenses...............................................      6,125       6,435
                                                                          --------    --------
        Total current liabilities......................................     12,563      12,013
Long-term debt.........................................................      9,872       9,953
Commitments and contingencies
Stockholders' equity:
  Capital stock:
    Preferred stock, $1 par value: authorized 500,000 shares; none
      issued...........................................................      --          --
    Common stock, $.10 par value: authorized 10,000,000 shares; issued
      6,139,756 shares.................................................        614         614
    Paid-in capital....................................................     34,572      34,572
    Accumulated deficit................................................     (1,971)     (1,426)
    Cumulative translation, pension and other adjustments..............     (3,432)     (3,907)
    Less treasury stock, at cost (285,138 shares)......................     (2,704)     (2,704)
                                                                          --------    --------
                                                                            27,079      27,149
                                                                          --------    --------
        Total liabilities and stockholders' equity.....................   $ 49,514    $ 49,115
                                                                          --------    --------
                                                                          --------    --------

                See notes to consolidated financial statements.

                   HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       YEARS ENDED MAY 31,
                                                                  -----------------------------
                                                                   1995       1994       1993
                                                                  -------    -------    -------
                                                                       (000 OMITTED EXCEPT
                                                                         PER SHARE DATA)
Revenues:
  Net sales....................................................   $57,484    $55,332    $69,923
  Other........................................................     1,155      1,133      1,596
                                                                  -------    -------    -------
                                                                   58,639     56,465     71,519
                                                                  -------    -------    -------
Cost of goods sold.............................................    46,855     46,979     59,714
Selling, general and administrative expenses...................    10,826     11,361     11,528
                                                                  -------    -------    -------
                                                                   57,681     58,340     71,242
                                                                  -------    -------    -------
        Operating income (loss)................................       958     (1,875)       277
Interest income................................................         6        100        196
Interest expense...............................................    (1,298)    (1,039)    (1,178)
                                                                  -------    -------    -------
        Loss from continuing operations before income taxes....      (334)    (2,814)      (705)
Provision for income taxes.....................................       211        160        238
                                                                  -------    -------    -------
        Loss from continuing operations........................      (545)    (2,974)      (943)
Loss from discontinued operations (net of income taxes)........     --        (2,616)    (7,312)
                                                                  -------    -------    -------
        Net loss...............................................   $  (545)   $(5,590)   $(8,255)
                                                                  -------    -------    -------
                                                                  -------    -------    -------
Weighted average Common shares outstanding.....................     5,855      5,855      5,855
                                                                  -------    -------    -------
Loss per share from continuing operations......................   $ (0.09)   $ (0.51)   $ (0.16)
Loss per share from discontinued operations....................     --         (0.45)     (1.25)
                                                                  -------    -------    -------
        Net loss per share.....................................   $ (0.09)   $ (0.96)   $ (1.41)
                                                                  -------    -------    -------
                                                                  -------    -------    -------

                See notes to consolidated financial statements.

                   HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED MAY 31, 1995, 1994 AND 1993

                                                                            CUMULATIVE
                                                                            TRANSLATION,
                                   COMMON STOCK                 RETAINED    PENSION AND     TREASURY STOCK
                                 ----------------    PAID-IN    EARNINGS       OTHER       -----------------
                                 SHARES    AMOUNT    CAPITAL    (DEFICIT)   ADJUSTMENTS    SHARES    AMOUNT
                                 ------    ------    -------    --------    -----------    ------    -------
                                                                (000 OMITTED)
Balance, May 31, 1992.........    6,140     $614     $34,572    $ 12,419      $  (730)      (285)    $(2,704)
Unrealized foreign currency
translation adjustments.......     --       --         --          --            (871)      --         --
Net loss......................     --       --         --         (8,255)      --           --         --
Pension adjustment............     --       --         --          --            (244)      --         --
                                 ------    ------    -------    --------    -----------    ------    -------
Balance, May 31, 1993.........    6,140      614      34,572       4,164       (1,845)      (285)     (2,704)
Unrealized foreign currency
translation adjustments.......     --       --         --          --            (176)      --         --
Net loss......................     --       --         --         (5,590)      --           --         --
Pension adjustment............     --       --         --          --          (1,886)      --         --
                                 ------    ------    -------    --------    -----------    ------    -------
Balance, May 31, 1994.........    6,140      614      34,572      (1,426)      (3,907)      (285)     (2,704)
Unrealized foreign currency
translation adjustments.......     --       --         --          --             378       --         --
Net loss......................     --       --         --           (545)      --           --         --
Pension adjustment............     --       --         --          --              97       --         --
                                 ------    ------    -------    --------    -----------    ------    -------
Balance, May 31, 1995.........    6,140     $614     $34,572    $ (1,971)     $(3,432)      (285)    $(2,704)
                                 ------    ------    -------    --------    -----------    ------    -------
                                 ------    ------    -------    --------    -----------    ------    -------

                 See notes to consolidated financial statements

            HI-SHEAR INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEARS ENDED MAY 31,
                                                                 -------------------------------
                                                                   1995        1994       1993
                                                                 --------    --------    -------
                                                                          (000 OMITTED)
Cash flows from operating activities:
Net loss......................................................   $   (545)   $ (5,590)   $(8,255)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation and amortization...............................      2,006       2,686      2,388
  Deferred income taxes
  Loss from discontinued operations...........................      --          2,616      7,312
  Decrease in accounts receivable.............................        235       1,247      2,144
  Decrease in inventories.....................................        813       1,725         54
  Increase in other assets....................................     (1,642)       (208)       (31)
  Decrease in accrued income taxes............................        (61)       (117)      (518)
  Increase (decrease) in accounts payable, accrued salaries
    and wages and other accrued expenses......................       (144)       (404)        46
  Cash used for discontinued operations.......................      --         (1,223)    (1,464)
                                                                 --------    --------    -------
    Net cash provided by operating activities.................        662         732      1,676
                                                                 --------    --------    -------
Cash flows from investing activities:
  Capital expenditures........................................     (1,649)     (1,596)    (2,703)
  Proceeds from sale of property and equipment................         45           9         44
  Proceeds from sale of discontinued operations...............      --          4,100      --
                                                                 --------    --------    -------
    Net cash provided by (used for) investing activities......     (1,604)      2,513     (2,659)
                                                                 --------    --------    -------
Cash flows from financing activities:
  Proceeds from (payment of) short-term debt..................        701     (13,108)       195
  Proceeds from long-term debt................................     50,918      50,808      --
  Payment of long-term debt...................................    (50,999)    (40,855)     --
                                                                 --------    --------    -------
    Net cash provided by (used for) financing activities......        620      (3,155)       195
                                                                 --------    --------    -------
Effect of exchange rate changes on cash.......................         18           6      --
                                                                 --------    --------    -------
Net increase (decrease) in cash and cash equivalents..........       (304)         96       (788)
                                                                 --------    --------    -------
Cash and cash equivalents--beginning of year..................        940         844      1,632
                                                                 --------    --------    -------
Cash and cash equivalents--end of year........................   $    636    $    940    $   844
                                                                 --------    --------    -------
                                                                 --------    --------    -------
Supplemental disclosures of cash flow information
  Cash paid during the year for:
    Interest..................................................   $  1,232    $  1,427    $ 1,352
    Income taxes..............................................        239         283        883

Supplemental disclosure of non cash transactions
  Minimum pension liability charge to equity--see note on Pension and Incentive Compensation Plans

                 See notes to consolidated financial statements

                   HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The significant accounting policies followed in the preparation of the accompanying consolidated financial statements are summarized below:

    The financial statements reflect the results of the former subsidiaries, Hi-Shear Technology Corp. and Defense Systems Corporation, as discontinued operations. Respective operating results of these subsidiaries for all prior periods presented have been segregated along with related taxes, and reported as discontinued operations on the Consolidated Statements of Operations. Net assets of discontinued operations have been segregated on the Consolidated Statements of Cash Flows.

    Principles of Consolidation. The consolidated financial statements include the accounts of Hi-Shear Industries Inc. and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

    Reclassifications. Certain amounts in the 1994 and 1993 consolidated financial statements have been reclassified to conform with the 1995 presentation.

    Cash and Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At times, the Company's cash deposited in financial institutions may be in excess of federally insured limits.

    Inventory Valuation. Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

    Property, Plant and Equipment. Land, buildings, and equipment are carried at cost. For financial reporting purposes, depreciation expense is provided on a straight line basis, using estimated useful lives of 2 to 40 years for buildings and improvements, and 3 to 10 years for machinery and equipment. Accelerated methods have been used for tax purposes where permitted. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in earnings for the period.

    Income Taxes. The Company and its subsidiaries file consolidated federal and state income tax returns. Deferred provision is made for income taxes resulting from timing differences in the recognition of income and expense for tax and financial reporting purposes. Effective June 1, 1993 the Company adopted Statement of Financial Standards No. 109 "Accounting for Income Taxes" which requires recognition of deferred tax assets and liabilities for temporary differences and net operating loss (NOL) and tax credit carryforwards. Under this statement, deferred income taxes are established based on enacted tax rates expected to be in effect when temporary differences are scheduled to reverse and NOL and tax credit carryforwards are expected to be utilized. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The adoption of Statement 109 did not have a material effect on the 1994 consolidated financial statements.

    Earnings Per Share. Earnings per share are computed based on weighted average number of common shares outstanding (excludes treasury stock) during the periods. The effect of common stock equivalents is not significant for any periods presented.

DISCONTINUED OPERATIONS

    In fiscal 1991, the Company adopted a plan to discontinue its Space and Defense operations, which were comprised of Hi-Shear Technology Corp ("HSTC") and Defense Systems Corporation ("DSC").

                   HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

DISCONTINUED OPERATIONS--(CONTINUED)
A provision of $22.4 million (net of income tax benefit of $2.6 million) was recorded in fiscal 1991 to write down the net assets of these businesses to their estimated realizable values, record estimated transaction costs and report operating results during the phaseout period. During fiscal 1992, management reevaluated HSTC and decided to reinstate this subsidiary to continuing operations. An amount of $3.4 million previously reserved for discontinued operations of HSTC was reallocated to provide for additional losses associated with the disposal of DSC. In the fourth quarter of fiscal 1993, the Company entered into an agreement to sell HSTC to a newly formed corporation led by two managers of the subsidiary. An amount of $6.2 million was recorded in fiscal 1993 to provide for losses associated with the disposal of HSTC. The sale of this facility for an amount of $4.1 million was successfully concluded in June 1993. Proceeds from the sale were used to pay down bank debt. During fiscal 1994, the Company recorded an additional provision for loss on disposal of discontinued operations on Defense Systems Corporation due to additional expenses, legal costs and lower than anticipated proceeds on the sale of material and equipment. During the current fiscal year there were no operating results from discontinued operations. The operating results of discontinued operations for fiscal year 1994 and 1993 are as follows:

                                                                             YEARS ENDED MAY
                                                                                   31,
                                                                            ------------------
                                                                             1994       1993
                                                                            -------    -------
                                                                              (000 OMITTED)
Revenues.................................................................   $ --       $15,042
                                                                            -------    -------
                                                                            -------    -------
Loss before income taxes.................................................   $ --       $(1,137)
Provision for income taxes...............................................     --             2
                                                                            -------    -------
Loss from operations.....................................................     --        (1,139)
Loss on disposal of discontinued operations, net of income taxes.........    (2,616)    (6,173)
                                                                            -------    -------
Loss from discontinued operations........................................   $(2,616)   $(7,312)
                                                                            -------    -------
                                                                            -------    -------

LOAN AGREEMENTS

    During May 1994 the Company replaced its expiring bank credit agreement with a revolving line of credit which provides for borrowings tied to a percentage of eligible accounts receivable and inventory (as defined in the loan security agreement) with a maximum borrowing capacity of $15 million. At May 31, 1995, the Company's borrowing capacity under this agreement was approximately $12.6 million. The line, which bears interest at a rate of prime plus two percent, has an initial term of three years with a two year renewal option. Borrowings under this agreement are collateralized by substantially all of the assets of a subsidiary, Hi-Shear Corporation. The facility includes an equipment term loan of $5.6 million which is being amortized over a period of five years. During the term of this agreement, the Company is not permitted to incur additional cumulative operating losses in excess of $3.0 million. At May 31, 1995, the Company had $10,992,000 outstanding at 11% under this facility. The weighted average interest rate during the year was 10.40%.

    In addition, a U.K. subsidiary has available term loan facilities totaling approximately $2.4 million. The loans bear interest at various rates up to 2% above the bank posted rate and are substantially guaranteed by the Company. At May 31, 1995, there was $715,000 outstanding under these facilities.

                   HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

INVENTORIES

Inventories consist of:

                                                                          MAY 31,
                                                                     ------------------
                                                                      1995       1994
                                                                     -------    -------
                                                                       (000 OMITTED)
Raw materials.....................................................   $ 4,074    $ 3,616
Work in process...................................................     6,504      7,530
Finished goods....................................................    12,243     12,271
                                                                     -------    -------
                                                                     $22,821    $23,417
                                                                     -------    -------
                                                                     -------    -------

    Cost elements included in determining inventory values are raw materials, freight, direct labor and manufacturing overhead.

PROVISION FOR INCOME TAXES

    The components of the income tax provision are summarized as follows:

                                                                   YEARS ENDED MAY 31,
                                                                   --------------------
                                                                   1995    1994    1993
                                                                   ----    ----    ----
                                                                      (000 OMITTED)
Current:
  Domestic
    Federal.....................................................   $ 24    $ 17    $--
    State and local.............................................     27      28      13
  Foreign.......................................................    187     132     316
                                                                   ----    ----    ----
                                                                    238     177     329
                                                                   ----    ----    ----
Deferred:
  Domestic
    Federal.....................................................    --      (17)    --
    State and local.............................................    --       (6)    --
  Foreign.......................................................    (27)      6     (91)
                                                                   ----    ----    ----
                                                                    (27)    (17)    (91)
                                                                   ----    ----    ----
Total income tax provision......................................   $211    $160    $238
                                                                   ----    ----    ----
                                                                   ----    ----    ----

                   HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

PROVISION FOR INCOME TAXES--(CONTINUED)
    The components included in determining the provision for income taxes are shown below:

                                                         YEARS ENDED MAY 31,
                                                       -----------------------
                                                        1995     1994     1993
                                                       -----    -----    -----
                                                            (000 OMITTED)
Tax provision at federal income tax
  statutory rate....................................   $(113)   $(957)   $(240)
Increase (decrease) in taxes resulting from:
  Permanent differences.............................     (11)    (115)     (75)
  Foreign tax rate differences......................      39        8      (37)
  Alternative minimum tax...........................      24     --       --
  Unrecognized tax benefit..........................     236    1,210      581
  State and local taxes on income, net of federal
    tax benefit.....................................      18       14        9
  Other.............................................      18     --       --
                                                       -----    -----    -----
Income tax provision per consolidated statements of
operations..........................................   $ 211    $ 160    $ 238
                                                       -----    -----    -----
                                                       -----    -----    -----

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. The major components of deferred tax liabilities and assets as of May 31, 1995 and 1994 were as follows:

                                                                 MAY 31,
                                                             ----------------
                                                              1995      1994
                                                             ------    ------
                                                              (000 OMITTED)
Liabilities
  Undistributed earnings from Domestic International Sales
Corporation...............................................   $ --      $  880
  Property, plant and equipment...........................      426       482
                                                             ------    ------
    Total deferred tax liabilities........................      426     1,362
                                                             ------    ------
Assets
  Bad debt reserves.......................................      132       132
  Pension benefits........................................      392       335
  Accrued vacation pay....................................      374       356
  Federal net operating loss carryforwards................    6,239     6,224
  State net operating loss caryforwards...................      376       823
  Foreign tax credit carryforwards........................       76        96
  Capital loss carryforwards..............................      320       146
  Alternative minimum tax credit carryforwards............      178       154
  Charitable contribution carryforwards...................      116       100
  Other...................................................      211       135
                                                             ------    ------
    Total deferred tax assets.............................    8,414     8,501
                                                             ------    ------
  Valuation allowance.....................................    7,988     7,139
                                                             ------    ------
    Net deferred taxes....................................   $    0    $    0
                                                             ------    ------
                                                             ------    ------

    As of May 31, 1995, the Company had a federal net operating loss carryforward of $18,400,000 which expires between 2006 and 2009, state net operating loss carryforward of $5,900,000 expiring

                   HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

PROVISION FOR INCOME TAXES--(CONTINUED)
between 1996 and 2000, foreign tax credit carryforward of $76,000 expiring between 1996 and 1998 and alternative minimum tax credit carryforward of $178,000 with no expiration.

PENSION AND INCENTIVE COMPENSATION PLANS

    The Company maintains a defined benefit pension plan and deferred investment profit sharing plan covering substantially all of its eligible domestic employees. The Company also has contractual arrangements with certain key employees which provide for supplemental retirement benefits. The Company's policy is to fund pension costs annually based on accrued amounts and to amortize past service pension costs over a thirty-year period.

    Effective February 28, 1991, and in conjunction with an increase of the Company's matching contribution to the Deferred Investment Profit Sharing Plan (under section 401(k) of the Internal Revenue Code), accrued benefits under the Company's defined benefit pension plan were frozen and active participants became fully vested. The Plan's trustee continues to maintain and invest plan assets and will administer benefit payments.

    Net periodic pension cost for fiscal years 1995, 1994 and 1993 consists of the following:

                                                              FISCAL YEARS ENDED MAY 31,
                                            --------------------------------------------------------------
                                                   1995                  1994                  1993
                                            ------------------    ------------------    ------------------
                                            FUNDED    UNFUNDED    FUNDED    UNFUNDED    FUNDED    UNFUNDED
                                            ------    --------    ------    --------    ------    --------
                                                                    (000 OMITTED)
Service cost for benefits earned during
  the year...............................   $ --        $107      $ --        $171      $ --        $135
Interest cost on projected benefit
obligation...............................      522       185         520       152         513       154
Actual return on plan assets.............     (166)     --          (185)     --          (227)     --
Asset gain (loss)........................     (321)       38        (317)        6        (282)       10
Net amortization.........................       95        72         (10)       72         (11)       78
                                            ------    --------    ------    --------    ------    --------
Net periodic pension cost................   $  130      $402      $    8      $401      $   (7)     $377
                                            ------    --------    ------    --------    ------    --------
                                            ------    --------    ------    --------    ------    --------

    The following table sets forth the funded status of the Company's domestic pension plans:

                                                                 AS OF THE FISCAL YEAR ENDED
                                                          ------------------------------------------
                                                             MAY 31, 1995           MAY 31, 1994
                                                          -------------------    -------------------
                                                          FUNDED     UNFUNDED    FUNDED     UNFUNDED
                                                          -------    --------    -------    --------
                                                                        (000 OMITTED)
Actuarial present value of:
  Vested benefit obligation............................   $ 6,877    $ 2,336     $ 7,035    $ 2,287
  Accumulated benefit obligation.......................     6,877      2,549       7,050      2,515
  Projected benefit obligation.........................     6,877      2,549       7,050      2,515
Plan assets at fair value, primarily mutual funds......     5,489      --          5,605      --
Projected benefit obligation in excess of plan
assets.................................................   $(1,388)   $(2,549 )   $(1,445)   $(2,515 )
Unrecognized net (asset) obligation....................      (138)       503        (149)       544
Unrecognized net loss..................................     1,932        681       1,942        767
                                                          -------    --------    -------    --------
Pension asset (liability)..............................   $   406    $(1,365 )   $   348    $(1,204 )
                                                          -------    --------    -------    --------
                                                          -------    --------    -------    --------

                   HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

PENSION AND INCENTIVE COMPENSATION PLANS--(CONTINUED)
    The weighted average discount rate was 8.00% for 1995 and 7.65% for 1994 for all plans. The expected long-term rate of return on funded plan assets was 9% for both periods. Plan assets for the unfunded plan consist of life insurance policies on the lives of the plan participants; accounting principles do not permit recognition of such policies as plan assets.

    In accordance with the provisions of Statement of Financial Accounting Standards No. 87 "Employers Accounting for Pensions," the Company recorded additional minimum pension liabilities totaling $2,978,000 and $3,135,000 at May 31, 1995 and 1994 respectively. These amounts are included in "Other accrued liabilities" on the Company's balance sheet. This liability is offset by an intangible asset of $484,000 and $544,000 resulting in a cumulative reduction to retained earnings of $2,494,000 and $2,591,000 as of May 31, 1995 and 1994 respectively.

    Contributions to the Company's Deferred Investment Profit Sharing Plan under
Section 401(k) of the Internal Revenue Code were $444,000, $399,000 and $765,000 for the years ended May 31, 1995, 1994 and 1993, respectively.

    The Company has a discretionary incentive compensation plan which provides current and deferred compensation to various employees based upon the achievement of specific levels of operational earnings and other financial performance criteria. The amounts charged to expense under these plans were $62,000, $75,000 and $-0- for the years ended May 31, 1995, 1994 and 1993, respectively.

    Pension coverage for employees of the Company's foreign subsidary is provided through a separate plan. Obligations under this plan are provided for by depositing funds with a trustee. The 1995, 1994 and 1993 pension cost for the plan was $197,000, $190,000 and $323,000, respectively. In 1995 and 1994, amounts of approximately $470,000 and $424,000, respectively, represented the excess of the accumulated pension cost over the payment of contributions to the pension fund and is included in "Other accrued liabilities" on the Company's balance sheet.

CAPITAL STOCK

    Common stock outstanding at May 31, 1995 does not include 284,222 shares reserved under the Company's stock option incentive plan. Options granted to date under the plan are generally exercisable on a cumulative basis over a four year period beginning one year from date of grant at a rate of 25% of the original grant each year. All options are granted by the Compensation Committee of the Board of Directors at not less than market value of the common shares at date of grant. Upon exercise, the amounts received are credited to the capital accounts.

    Transactions involving outstanding options of the Company are as follows:

                                                            1995       1994
                                                           -------    -------
Outstanding at beginning of year........................    50,000    100,000
Options cancelled or expired............................   (50,000)   (50,000)
                                                           -------    -------
Outstanding at end of year..............................         0     50,000
                                                           -------    -------
                                                           -------    -------
Options exercisable at end of year......................         0     50,000
                                                           -------    -------
                                                           -------    -------

    The shares under option at May 31, 1994 were at option prices ranging from $15.00 to $16.63 per share. At May 31, 1995, there were 284,222 shares reserved for future grants.

                   HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

OPERATING SEGMENT INFORMATION AND CONCENTRATION OF CREDIT RISK

    The Company currently operates primarily in one industry segment, the manufacture and sale of precision fastening systems and components. The Company services its worldwide customer base from two manufacturing facilities located in Torrance California and Rugby England.

    Sales and transfers between geographic areas are generally priced to recover cost plus an appropriate mark-up for profit. Sales and transfers from domestic to foreign locations amounted to $1,566,000, $579,000 and $396,000 for fiscal 1995, 1994 and 1993, respectively. Sales and transfers from foreign to domestic locations were not material for any period presented. Operating profit is revenue less related costs and direct and allocated operating expenses, excluding interest and corporate expenses. Corporate assets are those assets maintained for general purposes, principally cash and cash equivalents and corporate facilities.

    In fiscal 1995, 1994 and 1993, approximately 17%, 15% and 13% respectively, of revenue was attributable to a single customer who purchases through several different divisions and plants.

    A summary of the Company's operations by geographic area is presented below:

                                                                   1995       1994       1993
                                                                  -------    -------    -------
                                                                     (DOLLARS IN THOUSANDS)
Net Revenues to Unaffiliated Customers:
  United States................................................   $46,547    $46,162    $58,166
  Foreign......................................................    12,092     10,303     13,353
                                                                  -------    -------    -------
                                                                  $58,639    $56,465    $71,519
                                                                  -------    -------    -------
                                                                  -------    -------    -------
Operating Profit:
  United States................................................   $ 3,233    $   577    $ 1,839
  Foreign......................................................       341        422        906
                                                                  -------    -------    -------
                                                                    3,574        999      2,745
Corporate Expenses.............................................     2,616      2,874      2,468
Interest, net..................................................     1,292        939        982
                                                                  -------    -------    -------
Loss before income taxes.......................................   $  (334)   $(2,814)   $  (705)
                                                                  -------    -------    -------
                                                                  -------    -------    -------
Identifiable Assets
  United States................................................   $37,146    $39,157    $41,334
  Foreign......................................................     9,000      7,812      9,292
  Corporate....................................................     3,368      2,146      3,007
  Net assets held for sale.....................................     --         --         5,193
                                                                  -------    -------    -------
                                                                  $49,514    $49,115    $58,826
                                                                  -------    -------    -------
                                                                  -------    -------    -------

    Foreign operations are conducted primarily in Europe. Certain products are manufactured in the United States and exported to foreign customers. Export sales from domestic operations were $8,300,000, $7,200,000 and $14,600,000 for the years ended May 31, 1995, 1994 and 1993, respectively.

    The Company sells aerospace and transportation fastening systems worldwide, primarily to major aircraft and automotive manufacturers. Concentrations of credit risk are limited due to the large number of customers which comprise the Company's customer base. Credit is extended based upon an evaluation of each customer's financial condition, and generally, collateral is not required. Credit losses,

                   HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

OPERATING SEGMENT INFORMATION AND CONCENTRATION OF CREDIT RISK--(CONTINUED) if any, have been provided for in the financial statements, and have been consistently within management's expectations.

COMMITMENTS AND CONTINGENCIES

    The Company has entered into agreements with certain key employees providing for cash payments upon change of control (as defined) of the Company; subject to various terms and conditions, such payments are to be determined based upon the fair market value of the Company's Common stock upon the change of control.

    In March 1991, the Company terminated the operations of one of its subsidiaries, Defense Systems Corporation in Reno, Nevada. As a result of shutting down operations at this facility, two contracts with the U.S. Navy were terminated for default. The Company appealed the default terminations and on May 31, 1995 learned that its appeals from the default terminations had been sustained by the armed services Board of Contract Appeals. This decision releases the Company from any obligation to repay progress payments received under the contracts, and entitles the Company to recover contract and additional costs expended in connection with the contracts. The Company has, in prior periods, written off such additional costs associated with this matter due to the uncertainty of the outcome. The Company is currently preparing a settlement proposal to recover these costs and certain profits as allowable. The Navy has 120 days from May 31, 1995 in which to appeal this decision. If the Navy appeals and the favorable ruling received on May 31, 1995 is overturned, the Company could face the potential liability of repayment of approximately $11.2 million in progress payments received on these contracts, plus interest.

    Since it is unknown if the Navy will appeal, and the ultimate outcome of the potential appeal cannot presently be determined, no provision for such potential additional losses or recognition of recovery from any settlement proposal has been reflected in the accompanying financial statements.

    The Company is involved in various other actions arising in the normal course of business with respect to contracts, employment claims and environmental regulation matters. Management, after taking into consideration legal counsel's evaluation of all contingent matters believes that the aggregate amount of such liabilities, if any, will not have a material effect on the Company's financial position or results of operations.

    The Company's operations are conducted from leased facilities, all of which are under operating leases which expire at various dates through 2004. The Company also has operating leases covering machinery and equipment which provide for the Company to pay operating expenses.

    In addition to related property taxes and insurance, the Company made net rental payments of approximately, $1,278,000, $1,260,000, and $1,502,000, for the years ended May 31, 1995, 1994 and 1993, respectively. At May 31, 1995 the Company's commitment for future minimum lease payments under noncancellable operating leases is as follows:

1996...........................................................   $  990,000
1997...........................................................      826,000
1998...........................................................      390,000
1999...........................................................      231,000
2000...........................................................       10,000
Thereafter.....................................................       28,000
                                                                  ----------
                                                                  $2,475,000
                                                                  ----------
                                                                  ----------

                   HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

    The following summarizes unaudited quarterly financial data for the fiscal years ended May 31, 1995 and May 31, 1994:

                                                                  FOR THE QUARTER ENDED
                                                         ----------------------------------------
                                                         AUG 31,    NOV 30,    FEB 28,    MAY 31,
                                                          1994       1994       1995       1995
                                                         -------    -------    -------    -------
                                                           (000 OMITTED, EXCEPT PER SHARE DATA)
Revenues..............................................   $13,838    $14,303    $14,461    $16,037
                                                         -------    -------    -------    -------
                                                         -------    -------    -------    -------
Gross profit..........................................   $ 2,507    $ 3,056    $ 2,847    $ 3,374
                                                         -------    -------    -------    -------
                                                         -------    -------    -------    -------
Net earnings (loss)...................................   $  (328)   $   (27)   $  (241)   $    51
                                                         -------    -------    -------    -------
                                                         -------    -------    -------    -------
Net earnings (loss) per share.........................   $ (0.06)   $ --       $ (0.04)   $  0.01
                                                         -------    -------    -------    -------
                                                         -------    -------    -------    -------

                                                         AUG 31,    NOV 30,    FEB 28,    MAY 31,
                                                          1993       1993       1994       1994
                                                         -------    -------    -------    -------
Revenues..............................................   $14,317    $14,178    $13,070    $14,900
                                                         -------    -------    -------    -------
                                                         -------    -------    -------    -------
Gross profit..........................................   $ 2,689    $ 2,119    $ 2,160    $ 2,518
                                                         -------    -------    -------    -------
                                                         -------    -------    -------    -------
Loss from continuing operations.......................   $  (310)   $  (946)   $  (852)   $  (866)
Loss from discontinued operations.....................     --         --         --        (2,616)
                                                         -------    -------    -------    -------
Net loss..............................................   $  (310)   $  (946)   $  (852)   $(3,482)
                                                         -------    -------    -------    -------
                                                         -------    -------    -------    -------
Loss per share from continuing operations.............   $  (.05)   $  (.16)   $  (.15)   $  (.15)
Loss per share from discontinued operations...........     --         --         --          (.45)
                                                         -------    -------    -------    -------
Net loss per share....................................   $  (.05)   $  (.16)   $  (.15)   $  (.60)
                                                         -------    -------    -------    -------
                                                         -------    -------    -------    -------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    Information concerning directors and executive officers is contained in the proxy statement for the annual meeting of stockholders to be held in November 1995 incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information concerning directors and executive officers is contained in the proxy statement for the annual meeting of stockholders to be held in November 1995 incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information concerning security ownership of certain beneficial owners and management is contained in the proxy statement for the annual meeting of stockholders to be held in November 1995, incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)(1) Financial Statements--See "Index to Consolidated Financial Statements" in Part II Item 8 herein.

    (a)(2) Financial Statement Schedules

           Schedule II--Valuation and Qualifying Accounts

    All other schedules have been omitted because they are inapplicable, not required, or the required information is included elsewhere in the financial statements or notes thereto.

    (a)(3) Exhibits

    (3)(a) Certificate of Incorporation of the Company, restated to include amendments adopted September 30, 1980, filed as an Exhibit to the Company's Report on Form 10-K filed with the Commission on August 28, 1981 and incorporated herein by reference.

    (3)(b) By Laws of the Company, as amended March 27, 1986, filed as an Exhibit to the Company's Report on Form 10-K filed with the Commission on August 26, 1986 and incorporated herein by reference.

    (10)(a) Contingent Compensation Agreement between the Company and an executive signed as of December 26, 1985 (updated November 17, 1987), filed as an Exhibit to the Company's Report on Form 10-K filed with the Commission on August 26, 1986 and incorporated herein by reference.

    (10)(b) Employment agreement dated October 16, 1989 between the Company and an executive, filed as an Exhibit to the Company's Report on Form 10-K filed with the Commission on August 24, 1991 and incorporated herein by reference.

    (22) Subsidiaries of the Company, filed herewith.

    (23) Consent of Independent Accountants

    All other required exhibits have been previously reported in the Company's prior 10-K's.

ITEM 14 (B) REPORTS ON FORM 8-K

    None.

                                                                     SCHEDULE II

                   HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED MAY 31, 1995, 1994 AND 1993

                                                                           CHARGED
                                               BALANCE       CHARGED TO      TO                      BALANCE
                                             BEGINNING OF    COSTS AND      OTHER                   AT END OF
    DESCRIPTION                                 PERIOD        EXPENSES     ACCOUNTS   DEDUCTIONS     PERIOD
- ------------------------------------------   ------------    ----------    -------    ----------    ---------
1995:
  Valuation adjustment for deferred income
    tax assets............................      $7,139           $0        $   849        $0         $ 7,988
                                                ------           --        -------        --         -------
                                                ------           --        -------        --         -------

1994:
  Valuation adjustment for deferred income
    tax assets............................      $    0           $0        $ 7,139        $0         $ 7,139
                                                ------           --        -------        --         -------
                                                ------           --        -------        --         -------

1993:
  None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HI-SHEAR INDUSTRIES INC.


                                          BY:  /s/ David A. Wingate
                                              ..................................
                                                  David A. Wingate, Chairman,
                                                President and Chief Executive


                                          By:  /s/ Victor J. Galgano
                                              ..................................
                                               Victor J. Galgano, Vice President
                                                 and Chief Financial Officer

August 24, 1995

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By  /s/ Harold L. Bernstein
   ...................................
      Harold L. Bernstein, Director


                     .................
                            Date





By  /s/ Philip M. Slonim
   ...................................
        Philip M. Slonim, Director


                     .................
                            Date





By  /s/ Arthur M. Winston
   ...................................
       Arthur M. Winston, Director


                     .................
                            Date