Form 10-Q
period 1995-08-31
HI SHEAR INDUSTRIES INC
filed 1995-10-13
CIK 47268

SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                      FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                           SECURITIES EXCHANGE ACT OF 1934


                    For the quarterly period ended August 31, 1995
                                                   ---------------


                            Commission file number 1-7633
                                                   ------



                                Hi-Shear Industries Inc.
           ---------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


          A Delaware Corporation              I.R.S Employer Identification
                                                    No. 11-2406878



               3333 New Hyde Park Road, North Hills, New York   11042

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



          5,854,618 Common Shares were outstanding as of October 3, 1995.

                      HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                      -----------------------------------------


                                        INDEX
                                        -----
                                                                   Page
                                                                  Number
                                                                  ------

          Part I.  Financial Information:

               Item 1.   Financial Statements:

                         Consolidated Balance Sheets as of
                           August 31, 1995 and May 31, 1995          1

                         Consolidated Statements of Operations
                           for the three months ended
                           August 31, 1995 and 1994                  2

                         Consolidated Statements of Cash Flows
                           for the three months ended
                           August 31, 1995 and 1994                  3

                         Notes to Consolidated Financial
                           Statements                                4

               Item 2.   Management's Discussion and
                           Analysis of Financial Condition
                           and Results of Operations                 5


          Part II.  Other Information:

               Item 1.   Legal Proceedings                           7

               Item 6.   Exhibits and Reports on Form 8-K            7

               HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                               (Unaudited)


                                                             (000 Omitted)
                                                      ------------------------
                                                       August 31,      May 31,
                                                         1995            1995
                                                      -----------     --------
    ASSETS
Current assets:
  Cash and equivalents                                    $942            $636
  Accounts receivable - net                             10,302           9,879
  Inventory                                             22,015          22,821
  Other current assets                                   1,963           1,510
                                                      --------        --------
    Total current assets                                35,222          34,846

Property, plant and equipment, at cost                  27,604          27,207
Less:  Accumulated depreciation                         16,474          16,067
                                                      --------        --------
  Net property, plant & equipment                       11,130          11,140

Other assets                                             3,603           3,528
                                                      --------        --------
                                                       $49,955         $49,514
                                                      ========        ========


    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                         $2,426          $1,835
  Accounts payable                                       3,295           2,851
  Accrued income taxes                                     295             145
  Accrued salaries and wages                             1,801           1,607
  Other accrued expenses                                 5,651           6,125
                                                      --------        --------
    Total current liabilities                           13,468          12,563
Long-term debt                                          10,108           9,872

Stockholders' equity:
  Common stock                                             614             614
  Paid-in capital                                       34,572          34,572
  Accumulated deficit                                   (2,446)         (1,971)
  Cumulative translation and pension
    adjustments                                         (3,657)         (3,432)
  Less treasury stock                                   (2,704)         (2,704)
                                                      --------        --------
    Total Stockholders' Equity                          26,379          27,079
                                                      --------        --------
                                                       $49,955         $49,514
                                                      ========        ========




See notes to consolidated financial statements.

                HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)



                                                          (000 Omitted)
                                                        ------------------
                                                        Three Months Ended
                                                        ------------------
                                                             August 31,
                                                          1995       1994
                                                        --------    ------

Revenues                                              $14,877         $13,838

Cost of goods sold                                     12,552          11,331
Selling, general and administrative expenses            2,470           2,550
                                                     --------        --------
                                                       15,022          13,881

OPERATING LOSS                                           (145)            (43)

Interest expense, net                                    (342)           (276)
                                                     --------        --------

   LOSS BEFORE INCOME TAXES                              (487)           (319)
Provision for (benefit from) income taxes                 (12)              9
                                                     --------        --------

   NET LOSS                                             ($475)          ($328)
                                                     ========        ========

Average Common shares outstanding                       5,855           5,855
                                                     ========        ========


NET LOSS PER SHARE OF COMMON STOCK                     ($0.08)         ($0.06)
                                                     ========        ========


See notes to consolidated financial statements.

                   HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                              (000 Omitted)
                                                            ------------------
                                                            Three Months Ended
                                                            ------------------
                                                                 August 31,
                                                             1995         1994
                                                            ------       -----

Cash flows from operating activities:
  Net loss                                                ($475)          ($328)
  Adjustments to reconcile net loss
    to net cash provided by operating
    activities:
      Depreciation and amortization                         613             579
      Decrease (increase) in accounts receivable           (544)            654
      Decrease in inventories                               685             120
      Increase in accrued income taxes                      160              58
      Increase (decrease) in accounts payable,
        accrued salaries and wages and other
        accrued expenses                                    234            (110)
      Increase in other assets                             (555)           (566)
                                                       --------        --------
        Net cash provided by operating activities           118             407
                                                       --------        --------
Cash flows from investing activities:
  Capital expenditures                                     (664)           (825)
  Proceeds from sale of property and equipment               85               -
                                                       --------        --------
        Net cash used for investing activities             (579)           (825)
                                                       --------        --------

Cash flows from financing activities:
  Proceeds from (payment of) short-term debt                638              (1)
  Proceeds from long-term debt                           12,332          12,445
  Payment yment of long-term debt                       (12,096)        (12,569)
                                                       --------        --------
        Net cash provided by (used for) financing
             activities                                     874            (125)
                                                       --------        --------

Effect of exchange rate changes on cash                    (107)             (9)
                                                       --------        --------

Net increase (decrease) in cash and cash equivalents        306            (552)
Cash and cash equivalents - beginning of year               636             940
                                                       --------        --------
Cash and cash equivalents - end of period                  $942            $388
                                                       ========        ========

See notes to consolidated financial statements

                      HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                      -----------------------------------------
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



          Note A - Basis of Presentation

               The accompanying consolidated financial statements of Hi-Shear Industries Inc. and its subsidiaries (Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are subject to year-end audit and adjustments, and are not necessarily indicative of the results of operations for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 1995.

          Note B - Subsequent Event

               On October 9, 1995 Hi-Shear Industries signed a definitive agreement for the sale of its aerospace fastener subsidiary, Hi-Shear Corporation and allied companies, to GFI Industries S.A. for $46 million in cash. GFI, a publicly traded French company, has aerospace, automotive and industrial fastener operations which primarily serve the European market. The proposed sale, which is expected to be finalized in early 1996, would be subject to the approval of Hi-Shear Industries' stockholders and of regulatory authorities. The transaction represents the sale of substantially all of Hi-Shear Industries' operating assets except for its net operating loss carryforwards and its claims against the U.S. Navy in respect of the termination of certain contracts. A decision in favor of Hi-Shear Industries by the Armed Services Board of Contract Appeals has been appealed by the U.S. Department of Justice. Hi-Shear Industries plans to use approximately $12.5 million of the proceeds to repay existing indebtedness. No plan for the disposition of the remaining proceeds has yet been made. Proxy materials will be disseminated to stockholders in the near future. David A. Wingate, Chairman and Chief Executive Officer of Hi-Shear Industries, Philip M. Slonim, a director of Hi-Shear Industries, and certain other stockholders of Hi-Shear Industries, who together hold approximately 30.4% of the outstanding common stock, have agreed to vote in favor of the transaction.

          Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.


          Results of Operations

               Revenues for the first quarter ended August 31, 1995 were $14.9 million compared with $13.8 million for last year's first quarter. The Company incurred an operating loss of $145,000 for the first quarter of fiscal 1996 compared with a loss of $43,000 reported for the first quarter of the prior year. The net loss for the first three months of fiscal 1996 was $475,000 or $.08 a share compared with a net loss of $328,000 or $.06 a share for the same period last year.

               The decline in operating results, despite an increase in revenues, is primarily attributable to the prolonged downturn in production of commercial aircraft. This low level of aircraft production has negatively impacted the domestic and foreign fastener industry resulting in overcapacity, downward pressure on pricing levels and decreased profitability. In addition, the Company has incurred higher than anticipated costs in the current quarter associated with restructuring its manufacturing operations. The Company has taken steps to bring these costs under control but expects difficult operating conditions to continue for the next several quarters.

               Interest expense increased in the current quarter due to an increase in interest rates.

               The Company did not record a provision or benefit for federal income taxes in the first quarter of fiscal 1996 due to the Company's tax loss carryforward position, in accordance with the rules of Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes."

          Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)



          Liquidity and Capital Resources

               The Company currently maintains a secured three year revolving credit and term loan facility primarily to provide working capital for the domestic Aerospace Fastening Systems operation. At August 31, 1995 the Company had $11,200,000 outstanding under this facility at 10.75%. The Company also utilizes operating leases to satisfy the larger capital expenditure requirements of its fastener operations. A U.K. subsidiary maintains a separate $2.3 million working capital term loan facility of which $1,300,000 was outstanding at August 31, 1995.

               Working capital at August 31, 1995 was $21,754,000 compared to $22,283,000 at May 31, 1995. The decline is primarily due to a reduction in inventories and an increase in short term debt, offset by increases in accounts receivable.

               The Company believes that cash flow from operations and available credit facilities will provide sufficient liquidity to meet working capital, capital expenditures and other ongoing business requirements. Capital expenditures, consisting primarily of plant modifications and the normal upgrading and replacement of existing machinery and equipment is expected to be $3.5 million in fiscal 1996.

          PART II - OTHER INFORMATION
          ---------------------------


          Item 1.   Legal Proceedings
                    -----------------

               On September 28, 1995 the Company reported that the United States Department of Justice had appealed the Armed Services Board of Contract Appeals May 30, 1995 decision converting the 1991 terminations for default of two contracts with the U.S. Navy into terminations for the convenience of the Government.

               The Department of Justice currently has until December 29, 1995 to file a brief stating the basis for the appeal.


          Item 6.  Exhibits and Reports on Form 8-K
                   --------------------------------

               On June 12, 1995 the Company reported that it had received a favorable decision in appeals relating to the termination of certain contracts with the U.S. Navy.

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






          Date:  October 12, 1995
                 ----------------