Form 10-Q
period 1995-11-30
HI SHEAR INDUSTRIES INC
filed 1996-01-11
CIK 47268

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


                             FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended November 30, 1995
                                         -----------------



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



5,854,618 Common Shares were outstanding as of January 5, 1996.

             HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
             -----------------------------------------


                               INDEX
                               -----



                                                         Page
                                                        Number
                                                        ------

Part I.  Financial Information:

     Item 1.   Financial Statements:

               Consolidated Balance Sheets as of
                 November 30, 1995 and May 31, 1995          1

               Consolidated Statements of Operations
                 for the three and six month
                 periods ended November 30,
                 1995 and 1994                               2

               Consolidated Statements of Cash Flows
                 for the six month periods ended
                 November 30, 1995 and 1994                  3

               Notes to Consolidated Financial
                 Statements                                  4

     Item 2.   Management's Discussion and
                 Analysis of Financial Condition
                 and Results of Operations                   5


Part II.  Other Information:


     Item 1.   Legal Proceedings                             7

     Item 6.   Exhibits and Reports on Form 8-K              7

               HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                               (Unaudited)
                                                           (000 Omitted)
                                                      ------------------------
                                                      November 30,      May 31,
                                                         1995            1995
                                                      -----------       ------
    ASSETS

Current assets:
  Cash and equivalents                                     $106            $636
  Accounts receivable - net                              10,919           9,879
  Inventory                                              20,872          22,821
  Other current assets                                    1,951           1,510
                                                        -------         -------
    Total current assets                                 33,848          34,846

Property, plant and equipment, at cost                   28,440          27,207
Less:  Accumulated depreciation                          17,069          16,067
                                                        -------         -------
  Net property, plant & equipment                        11,371          11,140

Other assets                                              4,030           3,528
                                                        -------         -------
                                                        $49,249         $49,514
                                                        =======         =======

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                          $1,930          $1,835
  Accounts payable                                        3,082           2,851
  Accrued income taxes                                      198             145
  Accrued salaries and wages                              1,640           1,607
  Other accrued expenses                                  5,997           6,125
                                                        -------         -------
    Total current liabilities                            12,847          12,563
Long-term debt                                           10,184           9,872

Stockholders' equity:
  Common stock                                              614             614
  Paid-in capital                                        34,572          34,572
  Accumulated deficit                                    (2,645)         (1,971)
  Cumulative translation and pension adjustments         (3,619)         (3,432)
  Less treasury stock                                    (2,704)         (2,704)
                                                        -------         -------
    Total Stockholders' Equity                           26,218          27,079
                                                        -------         -------
                                                        $49,249         $49,514
                                                        =======         =======


See notes to consolidated financial statements.

                         HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (Unaudited)


                                                           (000 Omitted)
                                          -----------------------------------------------
                                           Three Months Ended        Six Months Ended
                                          ---------------------     ---------------------
                                              November 30,             November 30,
                                           1995          1994        1995          1994
                                          -------       -------     -------       -------

Revenues                                  $16,264       $14,303     $31,141       $28,141
                                          -------       -------     -------       -------

Cost of goods sold                         13,352        11,247      25,904        22,578
Selling, general and administrative
   expenses                                 2,711         2,734       5,181         5,284
                                          -------       -------     -------       -------
                                           16,063        13,981      31,085        27,862
                                          -------       -------     -------       -------
OPERATING INCOME                              201           322          56           279

Interest expense, net                        (348)         (313)       (690)         (589)
                                          -------       -------     -------       -------

   EARNINGS (LOSS) BEFORE INCOME
   TAXES                                     (147)            9        (634)         (310)
Provision for income taxes                     52            36          40            45
                                          -------       -------     -------       -------



   NET LOSS                                 ($199)         ($27)      ($674)        ($355)
                                          =======       =======     =======       =======

   Net loss per share                      ($0.03)           $-      ($0.11)       ($0.06)
                                          =======       =======     =======       =======

Average Common shares outstanding                                     5,855         5,855
                                                                    =======       =======



See notes to consolidated financial statements.

                           HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                                                                        (000 Omitted)
                                                                     --------------------
                                                                       Six Months Ended
                                                                     --------------------
                                                                         November 30,
                                                                      1995         1994
                                                                     -------      -------
Cash flows from operating activities:
   Net loss                                                            ($674)       ($355)
   Adjustments to reconcile net loss
     to net cash provided by operating activities:
        Depreciation and amortization                                  1,248        1,281
        Decrease in accounts receivable                               (1,134)        (243)
        Decrease (increase)in inventories                              1,848         (351)
        Increase in accrued income taxes                                  62           86
        Increase (decrease) in accounts payable, accrued
          salaries and wages and other accrued expenses                  199          (51)
        Increase in other assets                                        (964)        (930)
                                                                     -------      -------
          Net cash provided by (used for)operating activities            585         (563)
                                                                     -------      -------

Cash flows from investing activities:
   Capital expenditures                                               (1,631)      (1,493)
   Proceeds from sale of property and equipment                           83            -
                                                                     -------      -------
          Net cash used for investing activities                      (1,548)      (1,493)
                                                                     -------      -------

Cash flows from financing activities:
   Proceeds from (payment of) short-term debt                            119           (1)
   Proceeds from long-term debt                                       25,990       25,337
  Payment of long-term debt                                          (25,678)     (23,988)
                                                                     -------      -------
     Net cash provided by financing activities                           431        1,348
                                                                     -------      -------
Effect of exchange rate changes on cash                                    2          144
                                                                     -------      -------

Net decrease in cash and equivalents                                    (530)        (564)
Cash and cash equivalents - beginning of year                            636          940
                                                                     -------      -------
Cash and cash equivalents - end of period                               $106         $376
                                                                     =======      =======


See notes to consolidated financial statements

             HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note A - Basis of Presentation


     The accompanying consolidated financial statements of Hi-Shear Industries Inc. and its subsidiaries ("Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are subject to year-end audit and adjustments, and are not necessarily indicative of the results of operations for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 1995.



Note B - Other Event


     On October 9, 1995, the Company signed a definitive agreement for the sale of its aerospace fastener subsidiary, Hi-Shear Corporation and allied companies, to GFI Industries S.A. for $46 million in cash. GFI, a publicly traded French company, has aerospace, automotive and industrial fastener operations which primarily serve the European market. The proposed sale, which is expected to be finalized in early 1996, has been favorably reviewed by the regulatory authorities and is now only subject to the approval of the Company's stockholders. The transaction represents the sale of substantially all of the Registrant's operating assets except for its net operating loss carryforwards and its claims against the U.S. Navy in respect of the termination of certain contracts. A decision in favor of the Registrant by the Armed Services Board of Contract Appeals has been appealed by the U.S. Department of Justice. The Company plans to use approximately $12.5 million of the proceeds to repay existing indebtedness and anticipates distributing one half of the net proceeds after expenses, or approximately $15.2 million, to shareholders. Proxy materials will be disseminated to stockholders in early January 1996. David A. Wingate, Chairman and Chief Executive Officer of the Company, Philip M. Slonim, a director of the Company, and certain other stockholders of the Company, who together hold approximately 30.4% of the outstanding common stock, have agreed to vote in favor ofthe transaction.

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition.


Results of Operations

     Revenues for the second quarter ended November 30, 1995 were $16.3 million compared with $14.3 million for last year's second quarter. Revenues increased to $31.1 million for the six months ended November 30, 1995 from $28.1 million for the same last year period. The Company achieved operating income of $201,000 for the second quarter of fiscal 1996 compared to operating income of $322,000 for the second quarter of the prior year. For the first six months of fiscal 1996, the Company's operating income was $56,000, compared to last year's six month operating income of $279,000. The net loss for the three months ended November 30, 1995 was $199,000 or $.03 a share versus a net loss of $27,000 for the same three month period last year. For the six months ended November 30, 1995, the net loss was $674,000 or $.11 a share as compared to a net loss of $355,000 or $.06 a share for the same period last year.

     The decline in operating results, despite an increase in revenues, is primarily attributable to the prolonged downturn in production of commercial aircraft. The low level of aircraft production has negatively impacted the domestic and foreign fasterner industry resulting in overcapacity, downward pressure on pricing levels and decreased profitability. Although orders for aircraft fasteners are improving, increases in pricing levels remain difficult to achieve. Operating margins remain tight and the Company is still working off older, lower price contracts which is having an adverse effect on operating results. In addition, increasing material and labor costs are beginning to erode the savings achieved on cost reduction and production improvement programs instituted over the past 18 months. We have instituted measures to effectively deal with these costs and expect that operating conditions will gradually improve over the next several quarters.

     Interest expense increased in the current quarter and six month period due to an increase in interest rates.

     The Company did not record a provision or benefit for federal income taxes in the second quarter or six months of fiscal 1995 due to the Company's tax loss carryforward position, in accordance with the rules of Statement on Financial Accounting Standards No. 109, "Accounting For Income Taxes."

Liquidity and Capital Resources

     The Company currently maintains a secured three year revolving credit and term loan facility primarily to provide working capital for the domestic Aerospace Fastening Systems operation. At November 30, 1995 the Company had $11,304,000 outstanding under this facility at 10.75%. The Company also utilizes operating leases to satisfy the larger capital expenditure requirements of its fastener operations. A U.K. subsidiary maintains a separate $2.3 million working capital loan facility of which $810,000 was outstanding at November 30, 1995.

     Working capital at November 30, 1995 was $21,001,000 compared to $22,283,000 at May 31, 1995. The decline is primarily due to a reduction in inventories and an increase in short term debt, offset by increases in accounts receivable.

     The Company believes that cash flow from operations and available credit facilities will provide sufficient liquidity to meet working capital, capital expenditures and other ongoing business requirements. Capital expenditures, consisting primarily of plant modifications and the normal upgrading and replacement of existing machinery and equipment is expected to be approximately $3.5 million in fiscal 1996.

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

     The Department of Justice was granted an extension until February 2, 1996 from its original due date of December 29, 1995 to file a brief stating the basis for the appeal.



Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     On October 10, 1995, the Company reported that it had signed a definitive agreement for the sale of its aerospace fastener subsidiary, Hi-Shear Corporation and allied companies, to GFI
Industries S.A. for $46 million in cash.

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






Date:  January 5, 1996
       ---------------