Form 10-Q
period 1996-02-29
HI SHEAR INDUSTRIES INC
filed 1996-04-15
CIK 47268

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended February 29, 1996
                                               -----------------


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


5,854,618 Common Shares were outstanding as of April 8, 1996.

                    HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                    -----------------------------------------


                                      INDEX
                                      -----



                                                                   Page
                                                                  Number
                                                                  ------

Part I.  Financial Information:

     Item 1.   Financial Statements:

               Consolidated Balance Sheets as of
                 February 29, 1996 and May 31, 1995 . . . . . . . . . 1

               Consolidated Statements of Operations
                 for the three and nine month
                 periods ended February 29, 1996
                 and February 28, 1995  . . . . . . . . . . . . . . . 2

               Consolidated Statements of Cash Flows
                 for the nine month periods ended
                 February 29, 1996 and February 28, 1995  . . . . . . 3

               Notes to Consolidated Financial
                 Statements . . . . . . . . . . . . . . . . . . . . . 4

     Item 2.   Management's Discussion and
                 Analysis of Financial Condition
                 and Results of Operations  . . . . . . . . . . . . . 5


Part II.  Other Information:


     Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . 7

               HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                               (Unaudited)
                                                            (000 Omitted)
                                                       -----------------------
                                                       February 29,    May 31,
                                                          1996          1995
                                                       ----------    ---------
    ASSETS

Current assets:
  Cash and equivalents                                   $33,503          $636
  Accounts receivable - net                                    -         9,879
  Inventory                                                    -        22,821
  Other current assets                                        75         1,510
                                                       ----------    ---------
    Total current assets                                  33,578        34,846

Property, plant and equipment, at cost                       269        27,207
Less:  Accumulated depreciation                              166        16,067
                                                       ----------    ---------
  Net property, plant & equipment                            103        11,140

Other assets                                               1,452         3,528
                                                       ----------    ---------
                                                         $35,133       $49,514
                                                       ==========    =========

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                               $-        $1,835
  Accounts payable                                         1,200         2,851
  Accrued income taxes                                       520           145
  Accrued salaries and wages                                   -         1,607
  Other accrued expenses                                   1,867         6,125
                                                       ----------    ---------
    Total current liabilities                              3,587        12,563
Long-term debt                                                 -         9,872

Stockholders' equity:
  Common stock                                               614           614
  Paid-in capital                                         34,572        34,572
  Accumulated deficit                                       (936)       (1,971)
  Cumulative translation and pension adjustment                -        (3,432)
  Less treasury stock                                     (2,704)       (2,704)
                                                       ----------    ---------
     Total Stockholders' Equity                           31,546        27,079
                                                       ----------    ---------
                                                         $35,133       $49,514
                                                       ==========    =========



See notes to consolidated financial statements.

                    HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)



                                                       (000 Omitted)
                                        ----------------------------------------
                                         Three Months Ended   Nine Months Ended
                                        ----------------------------------------
                                        Feb. 29,   Feb. 28,  Feb. 29,   Feb. 28,
                                        ----------------------------------------
                                          1996       1995      1996      1995
                                        --------- ---------- --------- ---------


Revenues                                 $15,144    $14,461   $46,285   $42,602
                                        --------- ---------- --------- ---------

Cost of goods sold                        11,946     11,614    37,850    34,192
Selling, general and administrative
   expenses                                3,148      2,773     8,329     8,057
                                        --------- ---------- --------- ---------
                                          15,094     14,387    46,179    42,249
                                        --------- ---------- --------- ---------
OPERATING INCOME                              50         74       106       353

Net gain on disposal of subsidiary (net
   of tax of $500)                         2,013          -     2,013         -
Interest expense, net                       (342)      (356)   (1,032)     (945)
                                        --------- ---------- --------- ---------
   INCOME (LOSS) FROM OPERATIONS
   BEFORE INCOME TAXES                     1,721       (282)    1,087      (592)
Provision for income taxes                    12        (41)       52         4
                                        --------- ---------- --------- ---------


   NET INCOME (LOSS)                      $1,709      ($241)   $1,035     ($596)
                                        ========= ========== ========= =========


   Net income (loss) per share              $.29      ($.04)     $.18     ($.10)
                                        ========= ========== ========= =========

Average Common shares outstanding                               5,855     5,855
                                                             ========= =========















See notes to consolidated financial statements.

                   HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                              (000 Omitted)
                                                          ---------------------
                                                             Nine Months Ended
                                                          ---------------------
                                                           Feb. 29,   Feb. 28,
                                                             1996       1995
                                                          ---------- ----------
Cash flows from operating activities:
  Net income (loss)                                          $1,035      ($596)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities
      Net gain on disposal of subsidiary                     (2,013)         -
      Depreciation and amortization                           1,786      1,731
      Increase in accounts receivable                        (1,063)      (792)
      (Increase) decrease in inventories                      1,227       (111)
      Increase in accrued income taxes                           64         80
      Increase (decrease) in accounts payable, accrued
        salaries and wages and other accrued expenses           622       (236)
      Increase in other assets                                 (792)      (793)
                                                          ---------- ----------
        Net cash provided by (used for) operating
          activities                                            866       (717)
                                                          ---------- ----------

Cash flows from investing activities:
  Capital expenditures                                       (3,344)    (1,509)
  Net proceeds from sale of subsidiary                       45,717          -
  Proceeds from sale of property and equipment                   83          -
                                                          ---------- ----------
        Net cash provided by (used for) used for
          investing activities                               42,456     (1,509)
                                                          ---------- ----------

Cash flows from financing activities:
  Proceeds from (payment of) short-term debt                   (409)       252
  Proceeds from long-term debt                               39,141     39,251
  Payment of long-term debt                                 (49,188)   (37,648)
                                                          ---------- ----------
        Net cash provided by (used for) financing
          activities                                        (10,456)     1,855
                                                          ---------- ----------
Effect of exchange rate changes on cash                           1         18
                                                          ---------- ----------

Net increase (decrease) in cash and cash equivalents         32,867       (353)
Cash and cash equivalents - beginning of year                   636        940
                                                          ---------- ----------
Cash and cash equivalents - end of period                   $33,503       $587
                                                          ========== ==========







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


Note B - Sale of Hi-Shear Corporation


     On February 26, 1996, pursuant to approval received at the Annual Meeting of shareholders on February 23, 1996, the Company sold its aerospace fastener subsidiary, Hi-Shear Corporation and allied companies, to GFI Industries S.A. for $46 million in cash. The sale represents substantially all of the Company's operating assets. The Company's claims against the U.S. Navy in respect of the termination of certain contracts as well as related tax loss carry-forwards are being retained. Finalization of the purchase price will be based upon the completion and review of the closing balance sheet of Hi-Shear Corporation and verification of the net asset value as required under the terms of the sale.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.


Results of Operations

     On February 26, 1996, the Company completed the sale of its aerospace fastener businesses to GFI Industries S.A. for $46 million subject to adjustment. The sale constitutes the disposition by the Company to all of its operating businesses. The following is a discussion of operations for the period prior to the sale.

     Revenues for the third quarter ended February 29, 1996 were $15.1 million compared with $14.5 million for last year's third quarter. Revenues increased to $46.3 million for the nine months ended February 29, 1996 from $42.6 million for the same last year period. The Company achieved operating income of $50,000 for the third quarter of fiscal 1996 compared to operating income of $74,000 for the third quarter of the prior year. For the first nine months of fiscal 1996, the Company's operating income was $106,000, compared to last year's nine month operating income of $353,000. The net income for the three months ended February 29, 1996 was $1,709,000 or $.29 a share versus net loss of $241,000 or $.04 a share for the same three month period last year. For the nine months ended February 29, 1996, the net income was $1,035,000 or $.18 a share as compared to net loss of $596,000 or $.10 a share for the same period last year. A gain on the sale of a subsidiary of $2,013,000 or $.34 a share is reflected in both current year periods.


     The decline in operating results, despite an increase in revenues, is primarily attributable to the prolonged downturn in production of commercial aircraft. The low level of aircraft production has negatively impacted the domestic and foreign fastener industry resulting in overcapacity, downward pressure on pricing levels and decreased profitability. Although orders for aircraft fasteners are improving, increases in pricing levels remain difficult to achieve. Operating margins remain tight and the Company is still working off older, lower price contracts which is having an adverse effect on operating results. In addition, increasing material and labor costs are eroding the savings achieved on cost reduction and production improvement programs instituted at the beginning of fiscal 1995. We have instituted measures to begin dealing with this situation and expect that operating conditions will gradually improve over the next several quarters.

     Interest expense increased in the current quarter and nine month period due to an increase in interest rates.

     The Company did not record a provision or benefit for federal income taxes in the third quarter or nine months of fiscal 1996 due to the Company's tax loss carryforward position, in accordance with the rules of Statement on Financial Accounting Standards No. 109, "Accounting For Income Taxes."


Liquidity and Capital Resources

     The Company has maintained a secured three year revolving credit and term loan facility primarily to provide working capital for the domestic Aerospace Fastening Systems operation. A U.K. subsidiary maintained a separate $2.3 million working capital loan facility. Under the terms of an agreement involving the sale of the aerospace fastener subsidiaries to GFI Industries S.A., these obligations were satisfied on February 26, 1996.

PART II - OTHER INFORMATION
- ---------------------------


Item 6  Exhibits and Reports on Form 8-K
        --------------------------------

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



                              HI-SHEAR INDUSTRIES INC.



                              By: /s/ David A. Wingate
                                 ------------------------------
                                 David A. Wingate, Chairman,
                                 President & Chief Executive




                              By: /s/Victor J. Galgano
                                 ------------------------------
                                 Victor J. Galgano, Vice
                                 President & Chief Financial
                                    Officer






Date:  April 10, 1996
       --------------