Form 10-K
period 1996-05-31
HI SHEAR INDUSTRIES INC
filed 1996-08-29
CIK 47268

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                ______________________

                                      FORM 10-K


                   Annual Report Pursuant to Section 13 or 15(d) of
                         the Securities Exchange Act of 1934

     For the fiscal year ended May 31, 1996   Commission file number 1-7633


                               HI-SHEAR INDUSTRIES INC.


            A Delaware Corporation            I.R.S. Employer Identification
                                                       No. 11-2406878


                    3333 New Hyde Park Road, North Hills, NY 11042


         Registrant's telephone number, including area code: (516) 627-8600

            Securities registered pursuant to Section 12(b) of the Act:


                                                       Name of each Exchange
              Title of each class                        on which registered
            -----------------------                    ---------------------
         Common Stock, $.10 par value                 Over The Counter Exchange


        Securities registered pursuant to Section 12(g) of the Act:  None


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

     Yes X    No

     On August 23, 1996, 5,854,618 shares of the Registrant's Common Stock were outstanding. Of these shares, 1,676,457 shares were held by persons who may be deemed to be affiliates. The aggregate market value (based on the average bid and ask price of these shares on the Over The Counter Exchange of $2.69 a share) of the 4,178,161 shares held by non-affiliates of the registrant was $11,239,000.

                         Documents Incorporated by Reference

                                        None.

                                   PART I

Item 1.  Business


     (a)  General Development of Business

     HI-SHEAR INDUSTRIES INC.("the Company"), a Delaware corporation organized in 1976, was engaged primarily in the manufacture and sale of high technology Aerospace Fastening Systems products through its wholly-owned subsidiary, Hi-Shear Corporation ("HSC") until February 26, 1996.

     During the fiscal year ended May 31, 1991, the Company adopted a plan to discontinue the operations of Hi-Shear's Space and Defense segment, comprised of Hi-Shear Technology Corp. ("HSTC") and Defense Systems
Corporation ("DSC").   The operation of DSC was terminated in March 1991
and in June 1993, the Company completed the sale of HSTC to a group led by the management of the subsidiary.

     In June, 1994, the automotive division of Hi-Shear Corporation was incorporated as Hi-Shear Automotive Corp.

     On February 26, 1996, the Company completed the sale of Hi-Shear Corporation and its subsidiaries which included Hi-Shear Automotive Corp., Hi-Shear Holdings Limited, and Hi-Shear Fasteners Europe Limited, to GFI Industries S.A. (GFI") of Belfort, France for $46 million. With the completion of this sale the Company disposed of its last remaining operating assets and effectively ceased operations.

     (b)  Narrative Description of Business

     With the sale of its last remaining manufacturing operation on February 26, 1996, the Company no longer conducts an operating business. As outlined in the Company's "Notice Of Annual Meeting of Stockholders", the Company currently anticipates that upon final resolution of its claims against the U.S. Navy, it will complete the distribution of its assets to stockholders and seek stockholder approval to dissolve the Company.

     The Company currently has four full-time employees.


Item 2. Properties

     The Company's corporate headquarters are located in an office building at North Hills, New York, where 5,300 square feet of space are leased at a current annual rental of approximately $138,000 under a lease which expires May 31, 1997.

     HSI Properties, Inc., a wholly-owned subsidiary of the Company, owns 16 acres of land in Saugus, California, with incidental structures (2,700 sq. ft.) currently being leased to a former subsidiary, Hi-Shear Technology Corp., for $90,000 per year. The lease expires June 1, 1998.

Item 3.  Legal Proceedings

     In 1991, the U.S. Navy terminated for default two contracts held by a discontinued subsidiary of the Company and sought reimbursement of progress payments totaling $11.2 million made against these contracts. The Company appealed the default terminations and on May 31, 1995 its appeal was sustained. This decision effectively released the Company from any obligation to repay progress payments received under the contracts. On January 31, 1996, the Company filed damage claims against the U.S. Navy totaling $62.9 million
     On February 26, 1996, the Company completed the sale of Hi-Shear Corporation and related entities to GFI Industries S.A. of Belfort, France. As specified in the Stock Purchase Agreement, the sales price is subject to adjustment based upon a review of the closing consolidated balance sheet of Hi-Shear Corporation and verification of the net asset value. To date, the Company and GFI have been unable to reach an agreement on the net asset value with GFI requesting downward adjustments to the sales price totaling $6.4 million. Management of the Company firmly believes that the closing balance sheet as presented to GFI is in accordance with the terms of the Stock Purchase Agreement. The disagreement is being submitted to arbitration as required under the Stock Purchase Agreement. The parties are currently in the preliminary stages of selecting an arbitrator. See Commitments and Contingencies in the notes to consolidated financial statements.


Item 4.  Submission of Matters to a Vote of Security Holders
     None




                                  PART II


Item 5.   Market for the Company's Common Stock and Related Stockholder
          Matters

     The Company's Common Stock had, until August 1, 1996, been traded on the New York Stock Exchange ("NYSE") under the symbol "HSI." The following table sets forth the high and low prices per share of the Company's Common Stock, as reported on the NYSE Composite Tape for the periods indicated.

                                                    Per Common Share
                                                    ----------------
                                                      Market Price
                                                    ----------------
                                                    High     Low
                                                    ----     ---

Quarter Ended
  August 1995.........................              $8.13     $6.63
  November 1995.......................               7.63      6.75
  February 1996.......................               7.88      4.50
  May 1996............................               6.50      5.63

Fiscal Year Ended May 31, 1996                      $8.13     $4.50
                                                    =====     =====

  Quarter Ended
  August 1994.........................              $6.75     $5.63
  November 1994.......................               6.00      4.88
  February 1995.......................               5.00      3.88
  May 1995............................               5.75      3.88

Fiscal Year Ended May 31, 1995                      $6.75     $3.88
                                                    =====     =====


     On August 1, 1996, the Company made an initial liquidating distribution of approximately $23.4 million ($4.00 per share). Prior to that the Company had not paid a dividend on common stock since August 1990. Concurrent with this distribution, the NYSE suspended trading in the Company's common stock and made application to delist the issue. The Company's common stock is currently being traded on the Over-The-Counter bulletin board.

     Under the terms of the agreement for the sale of Hi-Shear Corporation, the Company is restricted from distributing to its stockholders, by means of a dividend or otherwise, at least $3.0 million of the purchase price through March 31, 1997. After that date, the Company may distribute all remaining funds subject to the resolution of purchase price adjustments, if any, with GFI. See Item 3 - Legal Proceedings and Sale of Subsidiary and Commitments and Contingencies in Notes To Consolidated Financial Statements.

     As of August 23, 1996 there were approximately 900 holders of record of the Company's Common Stock.


Item 6.  Selected Financial Data

     The following table sets forth selected financial information of the Company and its subsidiaries for the five years ended May 31, 1996. This selected financial information should be read in conjunction with the Consolidated Financial Statements and notes thereto, and Management's Discussion and Analysis of Results of Operations and Financial Condition included elsewhere herein.


                                          For the Fiscal Year Ended May 31,
                                 -------------------------------------------------
                                   1996      1995      1994      1993      1992
                                 --------  --------  --------  --------  ---------
                                    (Dollars in thousands except per share data)
                                 -------------------------------------------------
     Selected Statement of
       Operations Data:
     Revenues from operations(A) $ 46,400  $ 58,639  $ 56,465  $ 71,519  $ 88,113
                                 ========  ========  ========  ========  =======


     Income (loss) before
       discontinued operations   $  1,106  $   (545) $ (2,974) $   (943) $  1,666
     Income (loss) from
      discontinued operations(B)        -         -    (2,616)   (7,312)      442
     Income from extraord-
       inary item (C)                   -         -         -         -       240
                                  --------  --------  --------  --------  -------


     Net income (loss)           $  1,106  $   (545) $ (5,590) $ (8,255) $  2,348
                                 ========  ========  ========  ========  ========


     Weighted Average Shares
       Outstanding                  5,855     5,855     5,855     5,855     5,855
                                 ========  ========  ========  ========  ========



     Per Common Share Data:
     Income (loss) before
       discontinued operations(A)$    .19  $   (.09) $   (.51) $   (.16) $    .28
     Income (loss) from
      discontinued operations (B)       -         -      (.45)    (1.25)      .08
     Income from extra-
       ordinary item (C)                -         -         -         -       .04
                                  --------  --------  --------  --------  -------


     Net income (loss)           $    .19  $   (.09) $   (.96) $  (1.41) $    .40
                                 ========  ========  ========  ========  ========


                                                     As of May 31,
                                 ---------------------------------------------
                                  1996      1995      1994      1993      1992
                                 --------  --------  --------  --------  --------
                                               (Dollars in thousands)
                                 ------------------------------------------------
     Selected Balance Sheet Data:
     Current assets(D)           $31,103   $34,846   $35,659   $44,324   $54,253
     Current liabilities           1,131    12,563    12,013    24,025    14,282

     Working capital              29,972    22,283    23,646    20,299    39,971

     Total assets                 32,748    49,514    49,115    58,826    71,225

     Long-term debt                    -     9,872     9,953         -    12,662

     Stockholders' equity(D)      31,617    27,079    27,149    34,801    44,171


     (A) Includes revenues and income (loss) from operations of HSC through February 26, 1996 at which date HSC was sold. With the completion of this sale, the Company disposed of its last remaining operating assets and effectively ceased operations.

     (B) The loss from discontinued operations in fiscal 1994 includes additional expenses, legal costs and an unexpected shortfall in amounts realized in the sale of material and equipment of a discontinued operation.
     In fiscal 1993 and 1991 the loss from discontinued operations includes an after-tax provision of $6.2 million ($1.05 per share) and $22.4 million
     ($3.83 per share) respectively, to write down the net assets of the discontinued businesses to their estimated realizable values, record estimated transaction costs and report operating results during the phaseout period.

     (C) Extraordinary item represents the income tax benefit from the utilization of an operating loss carryforward.

     (D) On a pro forma basis, after giving effect to the initial liquidating distribution on August 1, 1996, pro forma current assets and stockholders' equity would have been approximately $7.7 million and $8.2 million, respectively.



Item 8.  Financial Statements and Supplementary Data

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                 HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES


                                                                       Page
                                                                       ----
Report of Independent Accountants.....................                    9
Consolidated Balance Sheets...........................                   10
Consolidated Statements of Operations.................                   11
Consolidated Statements of Stockholders' Equity.......                   12
Consolidated Statements of Cash Flows.................                   13
Notes to Consolidated Financial Statements............                   14






Item 7.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition


On February 26, 1996, the Company sold its last remaining operating entity, Hi-Shear Corporation and effectively ceased operations. The Company had previously disposed of its business activities dealing with space and defense in June 1993 and had since that time been reporting their operating activities as discontinued operations. The results of operations of the Company include the operating activities of Hi-Shear Corporation and subsidiaries through February 26, 1996.


Results of Operations

Fiscal 1996 compared to 1995
- ----------------------------

The Company's results of operations were significantly impacted by the shorter period of operating activities due to the sale of Hi-Shear
Corporation on February 26, 1996. Revenues from operations decreased $12.2 million (20.9%) to $46.4 million in fiscal 1996 from $58.6 million in fiscal
1995 due to the sale of Hi-Shear Corporation. For the year ended May 31, 1996, the Company recorded a gain (net of transaction costs) on the sale of Hi-Shear
Corporation of approximately $1.8 million. Operating income decreased $744,000 from $958,000 in fiscal 1995 to $214,000 in fiscal 1996 due to the shortened operating period as well as continued downward pressure on pricing levels and increasing material and labor costs associated with production.

The interest income reported in fiscal 1996 was due to interest earned on the investment of the proceeds from the sale of Hi-Shear Corporation. Interest expense declined $227,000 from $1.3 million in fiscal 1995 to $1.1 million in the comparable 1996 period due to the repayment of approximately $13 million of amounts outstanding on the Company's loan agreements with proceeds from the sale of Hi-Shear Corporation.

With the exception of a provision for alternative minimum tax in fiscal 1996 and 1995, the Company did not record a provision or benefit for federal income taxes due to the Company's tax loss carryforward position.


Fiscal 1995 compared to 1994
- ----------------------------

Revenues from operations increased slightly to $58.6 million in fiscal 1995
compared to $56.5 million in fiscal 1994.   The increase of $2.1 million
(3.9%) is due to a stabilization in build rates experienced in the commercial airframe manufacturing industry after several years of substantial reduction in both order levels and build rates.  Over the past several years, this reduced order activity has led to severe pricing pressures within the aircraft fastener market.  Lower levels of unit pricing combined with increased manufacturing costs associated with inefficient production levels resulted in an operating loss of $1.9 million in














fiscal 1994. The operating income achieved in fiscal 1995 of $958,000 was the direct result of a cost reduction program instituted by the Company early in that fiscal year. The program resulted in cost savings of approximately
$1.8 million.

The interest income reported in fiscal 1994 was primarily due to tax refunds received during that year. Interest expense increased $259,000 in fiscal
1995 compared to fiscal 1994 due to an increase in borrowing rates experienced during the period.


Results of Discontinued Operations

In June 1993, the Company completed the sale of Hi-Shear Technology Corp.
This corporation, together with Defense Systems Corporation, which had previously discontinued operations in 1991, comprised the Company's discontinued operations. The 1994 loss from discontinued operations of $2.6 million consisted of an addition to the reserve previously established in 1991 for the closing of Defense Systems Corp. This charge was due to additional expenses and legal costs incurred in maintaining the personnel and facilities required to pursue legal remedies regarding termination of two contracts with the U.S. Navy as well as an unexpected shortfall in amounts realized in the sale of material and equipment.


Liquidity and Capital Resources

The Company's principal sources of liquidity have consisted of cash provided by operating activities and, until the sale of Hi-Shear Corporation, bank financing. On February 26, 1996, the Company completed the sale of Hi-Shear
Corporation to GFI Industries S.A. for a total purchase price of $46 million generating net proceeds from the sale, after deducting transaction costs, of $44.4 million. Of that amount, approximately $13 million was used to repay all amounts outstanding under the Company's loan agreements and the remaining balance was deposited in short term investment accounts. At May 31, 1996 the Company had $30.9 million remaining in cash and cash equivalents.

With the sale of Hi-Shear Corporation the Company no longer has operating businesses and has announced its intention to liquidate and distribute the proceeds from the sale of Hi-Shear Corporation as well as any settlement received from the resolution of the Company's long standing dispute with the U.S. Navy. In this regard, the Company made an initial liquidating distribution to shareholders of approximately $23.4 million ($4.00 per share) on August 1, 1996. Under the terms of the agreement for the sale of Hi-Shear
Corporation, the Company must maintain working capital of not less than $3,000,000 through March 31, 1997. Subsequent to that date the Company may distribute all remaining funds subject to the resolution of purchase price adjustments with GFI.















On May 31, 1995 the Company learned that its appeal of the default terminations filed by the Navy with regard to the two contracts being held by a subsidiary, Defense Systems Corporation had been sustained and converted to termination for the convenience of the government. On January 31, 1996 the Company filed damage claims against the U.S. Navy totaling $62.9 million.
The government is currently in the process of auditing these claims. Therefore the total amount or timing of the recovery cannot be predicted at this time.

 The Company's cash requirements include (i) ongoing costs relating to pursuing the settlement of the Company's dispute with the U.S. Navy, (ii) professional fees and other costs associated with defending GFI's request for purchase price adjustments; and (iii) general and administrative expenses.
The Company anticipates that existing cash and cash equivalents (after giving effect to the dividend paid on August 1, 1996) will be sufficient to satisfy the Company's cash requirements through the time of settlement with the U.S.
Navy and GFI and final liquidation of the Company. Although management cannot currently estimate when these situations will be resolved, the Company has retained what it considers sufficient funds to allow it to pursue equitable settlements with regard to all open matters currently pending.












































                  REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders
Hi-Shear Industries Inc.
North Hills, New York

     We have audited the accompanying consolidated balance sheets  of Hi-Shear
Industries Inc. and Subsidiaries as of May 31, 1996 and 1995, and the  related consolidated statements  of operations,stockholders' equity and cash flows for each of the  three years in the period  ended May 31, 1996,  and the financial statement  schedule listed  in the Index  at Item 14(a)(2)  of this form 10-K.
These  financial  statements  and the  financial  statement  schedule  are the responsibility of the Company's management.  Our  responsibility is to express an opinion on these financial statements and  the financial statement schedule based on our audits.
     We  conducted our  audits in accordance  with generally accepted auditing standards.  Those  standards require  that we  plan and perform  the audit  to obtain reasonable  assurance about whether  the financial statements are  free
of  material misstatement.    An audit  includes examining,  on a  test basis,
evidence supporting the amounts and  disclosures in the financial  statements.
An  audit  also  includes   assessing  the  accounting  principles   used  and
significant estimates  made by management, as  well as evaluating  the overall
financial  statement presentation.    We believe  that  our audits  provide  a
reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hi-Shear Industries Inc. and Subsidiaries as of May 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

     As discussed  in the Commitments  and Contingencies note to  Consolidated
Financial  Statements, on  May 31,  1995,  the Company  was notified  that its appeal was  successful regarding  the default  for terminations  filed by  the
Navy related to  certain contracts and  that the contracts had  been converted to terminations for the convenience  of the government.  On January  31, 1996, the Company  filed damage claims totaling $62.9  million against the Navy with respect  to these contracts.  These claims are subject to government audit and
their  amount  may be  contested by the Navy.   Therefore, the total amount or
timing of the recovery cannot be predicted at this time and no  recognition of income related to this claim has been made in the consolidated financial statements.

     On  February 26,  1996, the  Company sold  its last  operating asset  and effectively ceased  operations.  The  Company is  presently in the  process of liquidation,  and management's  plans in  regard to  this  matter are  further
discussed  in   the  Summary  of  Significant   Accounting  Policies  Note  to
Consolidated Financial Statements.


                                   COOPERS & LYBRAND L.L.P.

Los Angeles, California
August 7, 1996





               HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS




                                                                     May 31,
                                                            --------------------------
                                                                1996         1995
                                                            --------------------------
                                                                (000 Omitted)
    ASSETS
Current assets:
  Cash and equivalents                                           $30,914         $636
  Accounts receivable                                                  -        9,879
  Inventories                                                          -       22,821
  Other                                                              189        1,510
                                                            --------------------------
    Total current assets                                          31,103       34,846

Property, plant and equipment, at cost:
  Land                                                                80           80
  Buildings and improvements                                           -        5,547
  Machinery, equipment and fixtures                                  188       21,580
                                                            --------------------------
                                                                     268       27,207
  Less, accumulated depreciation and amortization                   (170)     (16,067)
                                                            --------------------------
                                                                      98       11,140
Other assets                                                       1,547        3,528
                                                            --------------------------
           Total assets                                          $32,748      $49,514
                                                            ==========================

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                                       $-       $1,835
  Accounts payable                                                     -        2,851
  Accrued income taxes                                                43          145
  Accrued salaries and wages                                           -        1,607
  Other accrued expenses                                           1,088        6,125
                                                            --------------------------
    Total current liabilities                                      1,131       12,563
Long-term debt                                                         -        9,872

Commitments and contingencies

Stockholders' equity:
  Capital stock:
  Preferred stock, $1 par value: authorized 500,000
     shares; none issued                                               -            -
  Common stock, $.10 par value: authorized 10,000,000
    shares; issued 6,139,756 shares                                  614          614
  Paid-in capital                                                 34,572       34,572
  Accumulated deficit                                               (865)      (1,971)
  Cumulative translation, pension and
    other adjustments                                                  -       (3,432)
  Less treasury stock, at cost (285,138 shares)                   (2,704)      (2,704)
                                                            --------------------------
                                                                  31,617       27,079
                                                            --------------------------
    Total liabilities and stockholders' equity                   $32,748      $49,514
                                                           ==========================

See notes to consolidated financial statements.


               HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                       Years ended May 31,
                                                                  ------------------------------------------
                                                                      1996           1995          1994
                                                                  -------------  ------------- -------------
                                                                        (000 Omitted except
                                                                          per share data)
Revenues:
  Net sales                                                            $45,268        $57,484       $55,332
  Other                                                                  1,132          1,155         1,133
                                                                  -------------  ------------- -------------
                                                                        46,400         58,639        56,465
                                                                  -------------  ------------- -------------
Cost of goods sold                                                      37,316         46,855        46,979
Selling, general and administrative expenses                             8,870         10,826        11,361
                                                                  -------------  ------------- -------------
                                                                        46,186         57,681        58,340
                                                                  -------------  ------------- -------------

    Operating income (loss)                                                214            958        (1,875)

Gain on sale of subsidiary                                               1,768              -             -
Interest income                                                            434              6           100
Interest expense                                                        (1,071)        (1,298)       (1,039)
                                                                  -------------  ------------- -------------

    Income (loss) before income taxes
       and discontinued operations                                       1,345           (334)       (2,814)
Provision for income taxes                                                 239            211           160
                                                                  -------------  ------------- -------------

    Income (loss) before discontinued
       operations                                                        1,106           (545)       (2,974)
Loss from discontinued operations
   (net of income taxes)                                                     -              -        (2,616)
                                                                  -------------  ------------- -------------

     Net income (loss)                                                  $1,106          ($545)      ($5,590)
                                                                  =============  ============= =============

Weighted average Common shares
  outstanding                                                            5,855          5,855         5,855
                                                                  -------------  ------------- -------------

Income (loss) per share before
       discontinued operations                                           $0.19         ($0.09)       ($0.51)
(Loss) per share from discontinued
       operations                                                            -              -         (0.45)
                                                                  -------------  ------------- -------------
    Net income (loss) per share                                          $0.19         ($0.09)       ($0.96)
                                                                  =============  ============= =============

See notes to consolidated financial statements.


                                 HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  Years ended May 31, 1996, 1995 and 1994



                                                                                             Cumulative
                                                                                             translation,
                                                        Common Stock              Retained   pension and  Treasury Stock
                                                      ---------------   Paid-in   earnings      other     --------------
                                                       Shares   Amount  captial   (deficit)  adjustments  Shares   Amount
                                                      -------  -------  -------    -------    -------     ------   ------
                                                                            (000 Omitted)
Balance, May 31, 1993                                  6,140     $614   $34,572    $4,164    ($1,845)     (285)   ($2,704)
Unrealized foreign currency translation adjustments        -        -         -         -       (176)        -          -
Net loss                                                   -        -         -    (5,590)         -         -          -
Pension adjustment                                         -        -         -         -     (1,886)        -          -
                                                    --------  -------  --------  --------  ---------   --------   --------
Balance, May 31, 1994                                  6,140      614    34,572    (1,426)    (3,907)     (285)    (2,704)
Unrealized foreign currency translation adjustments        -        -         -         -        378         -          -
Net loss                                                   -        -         -      (545)         -         -          -
Pension adjustment                                         -        -         -         -         97         -          -
                                                    --------  -------  --------  --------  ---------   --------   --------
Balance, May 31, 1995                                  6,140      614    34,572    (1,971)    (3,432)     (285)    (2,704)
Unrealized foreign currency translation adjustments        -        -         -         -       (265)        -          -
Realized foreign currency translation and pension
   adjustments upon sale of subsidiary                     -        -         -         -      3,697         -          -
Net Income                                                 -        -         -     1,106          -         -          -
                                                    --------  -------  --------  --------  ---------   --------   --------
Balance, May 31, 1996                                  6,140     $614   $34,572     ($865)        $0      (285)   ($2,704)
                                                    =======================================================================

See notes to consolidated financial statements

                    HI-SHEAR INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    Years Ended May 31,
                                                                  -------------------------------------------------------
                                                                        1996               1995               1994
                                                                  ------------------ -----------------  -----------------
                                                                                     (000 Omitted)
Cash flows from operating activities:
Net income (loss)                                                            $1,106             ($545)           ($5,590)
Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Net gain on sale of subsidiary                                         (1,768)                -                  -
         Depreciation and amortization                                        1,789             2,006              2,686
      DefLossdfromodiscontinued operations                                        -                 -              2,616
         (Increase) decrease in accounts receivable                          (1,181)              235              1,247
         Decrease in inventories                                                693               813              1,725
         Increase in other assets                                              (842)           (1,642)              (208)
         Increase (decrease) in accrued income taxes                             95               (61)              (117)
         Increase (decrease) in accounts payable, accrued
           salaries and wages and other accrued expenses                     (1,295)             (144)              (404)
         Cash used for discontinued operations                                    -                 -             (1,223)
                                                                  ------------------ -----------------  -----------------
           Net cash provided by (used for) operating activities              (1,403)              662                732
                                                                  ------------------ -----------------  -----------------

Cash flows from investing activities:
    Capital expenditures                                                     (3,344)           (1,649)            (1,596)
    Net proceeds from sale of subsidiary                                     45,397                 -                  -
    Proceeds from sale of property and equipment                                 83                45                  9
    Proceeds from sale of discontinued operations                                 -                 -              4,100
                                                                  ------------------ -----------------  -----------------
           Net cash provided by (used for) investing activities              42,136            (1,604)             2,513
                                                                  ------------------ -----------------  -----------------

Cash flows from financing activities:
    Proceeds from (payment of) short-term debt                                 (409)              701            (13,108)
    Proceeds from long-term debt                                             39,141            50,918             50,808
    Payment of long-term debt                                               (49,188)          (50,999)           (40,855)
                                                                  ------------------ -----------------  -----------------
           Net cash provided by (used for) financing activities             (10,456)              620             (3,155)
                                                                  ------------------ -----------------  -----------------
Effect of exchange rate changes on cash                                           1                18                  6
                                                                  ------------------ -----------------  -----------------
Net increase (decrease) in cash and cash equivalents                         30,278              (304)                96
Cash and cash equivalents - beginning of year                                   636               940                844
                                                                  ------------------ -----------------  -----------------
Cash and cash equivalents - end of year                                     $30,914              $636               $940
                                                                  ================== =================  =================


Supplemental disclosures of cash flow information
  Cash paid during the year for:
    Interest                                                                 $1,049            $1,232             $1,427
    Income taxes                                                                341               239                283


See notes to consolidated financial statements


              HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies

     The significant accounting policies followed in the preparation of the accompanying consolidated financial statements of Hi-Shear Industries Inc. and Subsidiaries (the "Company") are summarized below:

     Basis of Presentation.    The financial statements reflect the operating
results of Hi-Shear Corporation and Subsidiaries ("HSC") until its sale on February 26, 1996.

     The financial statements also reflect the results of the former subsidiaries, Hi-Shear Technology Corp. ("HSTC") and Defense Systems Corporation ("DSC"), as discontinued operations. Respective operating results of these subsidiaries for all prior periods presented have been segregated along with related taxes, and reported as discontinued operations on the Consolidated Statements of Operations. Net assets of discontinued operations have been segregated on the Consolidated Statements of Cash Flows. With the sale of HSC,the Company no longer conducts an operating business. The Company currently anticipates that upon final resolution of its claims against the U.S. Navy, it will complete the distribution of its assets to stockholders and seek stockholder approval to dissolve the Company.

     Principles of Consolidation. The consolidated financial statements include the accounts of Hi-Shear Industries Inc. and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

     Use of Estimates and Assumptions. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     Cash and Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The cash balances on deposit are held principally at one financial institution and exceed insurable amounts. The Company believes it mitigates its risks by investing in or through a major financial institution. Cash and cash equivalents are reflected in the accompanying consolidated balance sheet at amounts considered by management to reasonably approximate fair value.

     Inventory Valuation. Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

     Property, Plant and Equipment. Land, buildings, and equipment are carried at cost. For financial reporting purposes,

               HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
  Summary of Significant Accounting Policies - (Continued)

depreciation expense is provided on a straight line basis, using estimated useful lives of 2 to 40 years for buildings and improvements, and 3 to 10 years for machinery and equipment. Accelerated methods have been used for tax purposes where permitted. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in earnings for the period.

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


Sale of Subsidiary

     On February 26, 1996, pursuant to approval received at the Annual Meeting of Shareholders on February 23, 1996, the Company sold its aerospace fastener subsidiary Hi-Shear Corporation and its subsidiaries to GFI Industries S.A. of Belfort, France for $46 million in cash. The sale was treated as a sale of stock for accounting purposes. As a result, the Company recognized a gain of approximately $1.8 million in its statement of operations and the related balance sheet accounts of Hi-Shear Corporation and its affiliated companies were removed from the Company's consolidated balance sheet. The sales price is subject to adjustment based upon a review of the closing balance sheet of Hi-Shear Corporation and verification by GFI of the net asset value as required under the terms of the sale. To date, the Company and GFI have been unable to reach an agreement on the net asset value with GFI requesting downward adjustments to the sales price totaling $6.4 million. Management of the Company firmly believes that the closing balance sheet as presented to GFI is in accordance with the terms of the Stock Purchase Agreement. The disagreement is being submitted to arbitration as required under the Stock Purchase Agreement. The parties are currently in the preliminary

               HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


stages of selecting an arbitrator. Under the terms of the agreement for the sale of HSC, the Company is restricted from distributing to its stockholders, by means of dividend or otherwise, at least $3.0 million of the purchase price through March 31, 1997. Subsequent to that date, the Company may distribute all remaining funds subject to the resolution of purchase price adjustments, if any, with GFI. See Commitments and Contingencies in notes to consolidated financial statements.


Discontinued Operations

     In fiscal 1991, the Company adopted a plan to discontinue its Space and Defense operations, which were comprised of HSTC and DSC. A provision of $22.4 million (net of income tax benefit of $2.6 million) was recorded in fiscal 1991 to write down the net assets of these businesses to their estimated realizable values, record estimated transaction costs and report operating results during the phaseout period. During fiscal 1992, management reevaluated HSTC and decided to reinstate this subsidiary to continuing operations. An amount of $3.4 million previously reserved for discontinued operations of HSTC was reallocated to provide for additional losses associated with the disposal of DSC. In the fourth quarter of fiscal 1993, the Company entered into an agreement to sell HSTC to a newly formed corporation led by two managers of the subsidiary. An amount of $6.2 million was recorded in fiscal 1993 to provide for losses associated with the disposal of HSTC. The sale of this facility for an amount of $4.1 million was successfully concluded in June 1993. Proceeds from the sale were used to pay down bank debt. During fiscal 1994, the Company recorded an additional provision for loss on disposal of discontinued operations on DSC due to additional expenses, legal costs and lower than anticipated proceeds on the sale of material and equipment.


Loan Agreements

     Prior to February 26, 1996, the Company maintained a revolving line of credit which provided for borrowings tied to a percentage of eligible accounts receivable and inventory with a maximum borrowing capacity of $15 million. Borrowings under this agreement were collateralized by substantially all of the assets of HSC. Concurrent with the sale of HSC, the Company used a portion of the proceeds of the sale to pay off this loan obligation as well as a term loan facility maintained by a foreign subsidiary of HSC. At May 31, 1995, the Company had no credit facilities or other loan agreements.

                   HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


  Inventories

      Inventories consist of:
                                                     May 31,
                                               ---------------------
                                                      1995
                                                     ----
                                                 (000 Omitted)

          Raw materials......................        $4,074
          Work in process....................         6,504
          Finished goods ....................        12,243
                                                    -------
                                                    $22,821
                                                    =======

       Cost elements included in determining inventory values are raw materials, freight, direct labor and manufacturing overhead.


  Provision For Income Taxes

       The components of the income tax provision are summarized as follows:


                                                Years ended May 31,
                                             ------------------------
                                                1996     1995     1994
                                            ---------   ------   ------
                                                  (000 Omitted)

     Current:
                Domestic
                    Federal...................    $160     $ 24     $ 17
                    State and local...........      58       27       28
                Foreign.......................      21      187      132
                                               -------  -------  -------
                                                   239      238      177
                                               -------  -------  -------
     Deferred:
                Domestic
                    Federal...................       -        -      (17)
                    State and local...........       -        -       (6)
                Foreign.......................       -      (27)       6
                                               -------  -------  -------
                                                     -      (27)     (17)
                                               -------  -------  -------
   Total income tax provision ...                 $239     $211     $160
                                               =======  =======  =======

                     HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Provision For Income Taxes - (Continued)


    The components included in determining the provision for income taxes are shown below:
                                         Years ended May 31,
                                      ------------------------
                                       1996     1995     1994
                                      ------   ------   ------
                                            (000 Omitted)
Tax provision at federal income tax
  statutory rate.....................   $457    $(113)   $(957)
Increase (decrease) in taxes
  resulting from:
    Permanent differences............      -      (11)    (115)
    Foreign tax rate differences.....      1       39        8
    Alternative minimum tax..........    177       24        -
    Benefit of operating loss
      carryforwards                     (457)       -        -
    Unrecognized tax benefit               -      236    1,210
    State and local taxes on income,
      net of federal tax benefit.....     38       18       14
    Other............................     23       18        -
                                      ------   ------   ------
Income tax provision per consolidated
   statements of operations..........   $239     $211     $160
                                      ======   ======   ======

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. The major components of deferred tax liabilities and assets as of May 31, 1996 and 1995 were as follows:

                                                    May 31,
                                               ---------------
                                                 1996    1995
                                               ------- -------
                                                (000 Omitted)
  Liabilities
    Property, plant and equipment              $     - $  (426)
                                               ------- -------
Total deferred tax liabilities                       -    (426)
                                               ------- -------
  Assets
    Bad debt reserves                                -     132
    Pension benefits                                 -     392
    Accrued vacation pay                             -     374
    Federal net operating loss carryforwards     2,841   6,239
    State net operating loss caryforwards          299     376
    Foreign tax credit carryforwards                39      76
    Capital loss carryforwards                       -     320
    Alternative minimum tax credit carryforwards   369     178
    Charitable contribution carryforwards          119     116
    Other                                          190     211
                                               ------- -------
       Total deferred tax assets                 3,857   8,414
                                               ------- -------
    Valuation allowance                         (3,857) (7,988)
                                               ------- -------
       Net deferred taxes                      $     - $     -
                                               ======== =======

                     HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


     As of May 31, 1996, the Company had a federal net operating loss carryforward of approximately $8,400,000 which expires between 2006 and 2009, state net operating loss carryforward of approximately $4,900,000 expiring between 1998 and 2000, foreign tax credit carryforward of $39,000 expiring in 1997 and alternative minimum tax credit carryforward of $369,000 with no expiration.

Pension and Incentive Compensation Plans

    Prior to February 26, 1996, the Company maintained a defined benefit pension plan and deferred investment profit sharing plan covering substantially all of its eligible domestic employees. The Company also had contractual arrangements with certain key employees which provided for supplemental retirement benefits. The Company's policy was to fund pension costs annually based on accrued amounts and to amortize past service pension costs over a thirty-year period. Effective with the sale of HSC on February 26, 1996, these plans and related liabilities and assets were assumed by the purchaser of HSC. For the fiscal year ended May 31, 1996, the Company incurred total pension costs of approximately $365,000. The components of such costs are not available as the Company did not prepare actuarial calculations for the fiscal year ended May 31, 1996. The following financial information regarding these plans, relates to periods prior to the sale.

   Net periodic pension cost for fiscal years 1995 and 1994 consists of the following:

                          Fiscal Years Ended May 31,
                       --------------------------------
                             1995             1994
                        ---------------  ---------------
                        Funded Unfunded  Funded Unfunded
                        ------ --------  ------ --------
                                 (000 Omitted)
Service cost for
 benefits earned
 during the year         $  -     $107    $  -     $171
Interest cost on
 projected
 benefit
 obligation.....          522      185     520      152
Actual return
 on plan assets          (166)       -    (185)       -
Asset gain (loss)        (321)      38    (317)       6
Net amortization           95       72     (10)      72
                        -----    -----   -----    -----
Net periodic
 pension cost...         $130     $402      $8     $401
                        =====    =====   =====    =====

              HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Pension and Incentive Compensation Plans - (Continued)

    The following table sets forth the funded status of the Company's domestic pension plans:


                             As of the Fiscal Year Ended
                         -----------------------------------
                                       May 31, 1995
                                   -----------------
                                   Funded   Unfunded
                                   ------   --------
                                   (000 Omitted)
Actuarial present value of:
  Vested benefit obligation       $6,877     $2,336
  Accumulated benefit
    obligation.............        6,877      2,549
  Projected benefit
    obligation.............        6,877      2,549
  Plan assets at fair value,
    primarily mutual funds.        5,489          -
  Projected benefit oblig-
    ation in excess of
    plan assets............      $(1,388)   $(2,549)
Unrecognized net (asset)
  obligation...............         (138)       503
Unrecognized net
  loss.....................        1,932        681
                                 -------    -------
Pension asset (liability)..         $406    $(1,365)
                                 =======    =======


    The weighted average discount rate in 1995 was 8.00% for all plans. The expected long-term rate of return on funded plan assets was 9%. Plan assets for the unfunded plan consist of life insurance policies on the lives of the plan participants; accounting principles do not permit recognition of such policies as plan assets.

    In accordance with the provisions of Statement of Financial Accounting Standards No. 87 "Employers Accounting for Pensions," the Company recorded additional minimum pension liabilities totaling $2,978,000 at May 31, 1995. This amount was included in "Other accrued liabilities" on the Company's balance sheet. This liability was offset by an intangible asset of $484,000 resulting in a cumulative reduction to retained earnings of $2,494,000 as of May 31, 1995.

           HSC had a discretionary incentive compensation plan which provided current and deferred compensation to various employees based upon the achievement of specific levels of operational earnings and other financial performance criteria. The amounts charged to expense under these plans were $0, $62,000 and $75,000 for the years ended May 31, 1996, 1995 and 1994, respectively.

                     HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Pension and Incentive Compensation Plans - (Continued)

     Pension coverage for employees of Hi-Shear Corporation's foreign subsidary was provided through a separate plan. Obligations under this plan were provided for by depositing funds with a trustee. The 1996, 1995 and 1994 pension cost for the plan was approximately $150,000, $197,000 and $190,000, respectively. In 1995, approximately $470,000 represented the excess of the accumulated pension cost over the payment of contributions to the pension fund and was included in "Other accrued liabilities" on the Company's balance sheet.

     Contributions to Hi-Shear Corporation's Deferred Investment Profit Sharing Plan under Section 401(k) of the Internal Revenue Code were $285,000, $444,000 and $399,000 for the years ended May 31, 1996, 1995 and
1994, respectively. Subsequent to the sale of HSC, the Company transferred the balances of its corporate employees who participated in this plan to a new Hi-Shear Industries Inc. 401(k) Profit Sharing Plan. Company contributions to this Plan for the year ended May 31, 1996 were $28,000.


Capital Stock

     Common stock outstanding at May 31, 1996 does not include 284,222 shares reserved under the Company's stock option incentive plan. At May 31, 1996, there were no options outstanding under this plan.

              HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Operating Segment Information and Concentration of Credit Risk

Prior to the sale of Hi-Shear Corporation on February 26, 1996, the Company operated primarily in one industry segment, the manufacture and sale of precision fastening systems and components. The Company serviced its worldwide customer base from two manufacturing facilities located in Torrance California and Rugby England. Financial information for fiscal 1996, includes the operating activity for the nine month period prior to the sale.

Sales and transfers between geographic areas were generally priced to recover cost plus an appropriate mark-up for profit. Sales and transfers from domestic to foreign locations amounted to $1,110,000, $1,566,000, and $579,000 for fiscal 1996, 1995 and 1994, respectively. Sales and transfers from foreign to domestic locations were not material for any period presented. Operating profit is revenue less related costs and direct and allocated operating expenses, excluding interest and corporate expenses. Corporate assets are those assets maintained for general purposes, principally cash and cash equivalents and corporate facilities.

In fiscal 1996, 1995 and 1994, approximately 13%, 17% and 15% respectively, of revenue was attributable to a single customer who purchases through several different divisions and plants.

A summary of the Company's operations by geographic area is presented below:

(Dollars in thousands)         1996      1995       1994
- ------------------------------------------------------------
Net Revenues to Unaffiliated
  Customers:
   United States               $36,547    $46,547    $46,162
   Foreign                       9,853     12,092     10,303
                               -------    -------    -------
                               $46,400    $58,639    $56,465
                               =======    =======    =======
Operating Profit:
   United States                $2,518     $3,233       $577
   Foreign                         189        341        422
                               -------    -------    -------
                                 2,707      3,574        999

Gain on Sale of Subsidiary       1,768          -          -
Corporate Expenses              (2,493)    (2,616)    (2,874)
Interest, net                     (637)    (1,292)      (939)
                               -------    -------    -------
Profit (Loss) before
    income taxes                $1,345      $(334)   $(2,814)
                               =======    =======    =======

Identifiable Assets
   United States               $     -     $37,146    $39,157
   Foreign                           -       9,000      7,812
   Corporate                    32,748       3,368      2,146
                               -------     -------    -------
                               $32,748     $49,514    $49,115
                               =======     =======    =======

                    HI-SHEAR INDUSTRIES INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Operating Segment Information and Concentration of Credit Risk - (Continued)

Foreign operations were conducted primarily in Europe. Certain products were manufactured in the United States and exported to foreign customers. Export sales from domestic operations were $4,700,000, $8,300,000 and $7,200,000 for the years ended May 31, 1996, 1995 and 1994, respectively.

The Company sold aerospace and transportation fastening systems worldwide, primarily to major aircraft and automotive manufacturers. Concentrations of credit risk were limited due to the large number of customers which comprise the Company's customer base. Credit was extended based upon an evaluation of each customer's financial condition, and generally, collateral was not required. Credit losses, if any, have been provided for in the financial statements, and have been consistently within management's expectations.


Commitments and Contingencies

     In March 1991, the Company terminated the operations of one of its subsidiaries, Defense Systems Corporation in Reno, Nevada. As a result of shutting down operations at this facility, two contracts with the U.S. Navy were terminated for default. The Company appealed the default terminations and on May 31, 1995 its appeals from the default terminations was sustained by the armed services Board of Contract Appeals. This decision released the Company from any obligation to repay progress payments received under the contracts, and entitled the Company to recover contract and additional costs expended in connection with the contracts. On January 31, 1996, the Company filed damage claims against the U.S. Navy totaling $62.9 million. These claims are subject to government audit and their amount may be contested by the U.S. Navy. Therefore the total amount or timing of the recovery cannot be predicted at this time. The Company had previously written off additional costs associated with this matter due to the uncertainty of the outcome, however, since the rendering of the favorable decision, the Company began accruing additional costs incurred, primarily claims preparation and legal, as claims receivable. At May 31, 1996 claims receivable of $1.4 million are included as other long term assets on the balance sheet, as management believes collection of such amounts are probable. Since the ultimate recovery of these claims cannot presently be determined, no recognition from any settlement proposal, other than the claim receivable noted above,has been reflected in the accompanying financial statments.

     In connection with the sale of its aeropsace fastener subsidiary Hi-Shear Corporation in February 1996, the Company and the purchaser have been conducting financial reviews dealing with the valuation of certain assets and liabilities contained in the closing balance sheet of HSC and its related subsidiaries. To date, the Company and GFI have been unable to reach an agreement

                      HI-SHEAR INDUSTRIES INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Commitments and Contingencies - (Continued)


on the net asset value with GFI requesting downward adjustments to the sales price totaling $6.4 million. Management of the Company firmly believes that the closing balance sheet as presented to GFI is in accordance with the terms of the Stock Purchase Agreement. The disagreement is being submitted to arbitration as required under the Stock Purchase Agreement. The parties are currently in the preliminary stages of selecting an arbitrator. Management of the Company does not believe that adjustments, if any, resulting from this arbitration will have a material adverse impact on its financial position. Due to the uncertainty of the outcome of this arbitration, no adjustments which may occur as a result of the arbitration have been recognized in the Company's May 31, 1996 financial statements.

     The Company is involved in various other actions arising in the normal course of business with respect to contracts and employment claims. Management, after taking into consideration legal counsel's evaluation of all contingent matters believes that the disposition of these matters will not have a material adverse effect on the Company's financial position, net income or cash flows.

     The Company's operations were conducted from leased facilities, all of which were under operating leases which expired at various dates through 2004. The Company also had operating leases covering machinery and equipment which provided for the Company to pay operating expenses. All leases, other than the lease of corporate office space, were assigned to the purchaser of HSC or terminated.

     In addition to related property taxes and insurance, the Company made net rental payments of approximately, $950,000, $1,278,000 and $1,260,000, for the years ended May 31, 1996, 1995 and 1994, respectively. At May 31, 1996 the Company's commitment for future minimum lease payments under a noncancellable operating leases is $138,000.


Subsequent Event

     On August 1, 1996, the Company made an initial liguidating distribution of approximately $23,400,000 ($4.00 per share) to stockholders of record on July 25, 1996.

                   HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES

Summary Of Quarterly Results (Unaudited)
The following summarizes unaudited quarterly financial data for the fiscal years ended May 31, 1996 and May 31, 1995:

                                                                                For The Quarter Ended
                                                              ------------------------------------------------------------
                                                               Aug 31,          Nov 30,          Feb 28,           May 31,
                                                                1995             1995             1996              1996
                                                              --------         --------          --------         --------
                                                                      (000 Omitted, except per share data)

Revenues                                                       $14,877          $16,264           $15,144             $115
                                                              ========         ========          ========         ========
Gross profit                                                    $2,325           $2,912            $3,198             $649
                                                              ========         ========          ========         ========
Net incone (loss)                                               ($475)            ($199)           $1,709 (A)          $71
                                                              ========         ========          ========         ========
Net income (loss) per share                                     $(.08)            $(.03)             $.29             $.01
                                                              ========         ========          ========         ========


                                                               Aug 31,          Nov 30,          Feb 28,           May 31,
                                                                1994             1994             1995              1995
                                                              --------         --------          --------         --------
Revenues                                                       $13,838          $14,303           $14,461          $16,037
                                                              ========         ========          ========         ========
Gross profit                                                    $2,507           $3,056            $2,847           $3,374
                                                              ========         ========          ========         ========
Net income (loss)                                                ($328)            ($27)            ($241)             $51
                                                              ========         ========          ========         ========

Net income (loss) per share                                     ($0.06)              $-            ($0.04)           $0.01
                                                              ========         ========          ========         ========

(A)  Includes an estimated gain on sale of subsidiary of approximately
     $2 million which was adjusted in the Fourth Quarter.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.


                                   PART III

Item 10.  Directors and Executive Officers of the Company

Name                                Principal Occupation and Position
- ----                                ---------------------------------

Harold L. Bernstein                 Lawyer.  Secretary of the Company.
                                    Director of Pressure Piping
                                    Components, Inc. (until 1985 a
                                    manufacturer of industrial products).

Victor J. Galgano                   Vice President and Chief Financial Officer
                                    of the Company. Director of Pressure Piping
                                    Components, Inc.

Philip M. Slonim                    Private investor.  Chairman of Pressure
                                    Piping Components, Inc.

David A. Wingate                    Chairman of the Board, Chief Executive
                                    Officer and President of the Company.
                                    Director of Pressure Piping
                                    Components, Inc.

Arthur M. Winston                   Investment Manager, Glickenhaus & Co.
                                    Director of Lea Ronal, Inc. (a processor of chemical specialties for the electronics and metal finishing industries). Director of Pressure Piping Components, Inc.

Item 11. Executive Compensation

           The following table sets forth the cash compensation for services rendered to the Company and its subsidiaries during the fiscal years 1996, 1995 and 1994, paid to or accrued for those persons who were, at May 31, 1996, the Company's Chief Executive and all of the other executive officers of the Company and subsidiaries whose total annual salary and bonus exceeded $100,000:

Summary Compensation Table
- --------------------------

                                                    Annual
                                                ---------------
                                                 Compensation
                                                ---------------
                                                Salary    Bonus
Name and Principal Position             Year      $         $
- ---------------------------             ----    ------    -----


David A. Wingate                        1996    $462,000    0
Chairman, President & Chief Executive   1995     458,000    0
                                        1994     458,000    0

Robert A. Schell                        1996     175,000    0
Vice President & Chief Operating        1995     175,000    0
   Officer/Space and Defense            1994     175,000    0

Victor J. Galgano                       1996     162,000    0
Vice President and Chief Financial      1995     150,000    0
   Officer                              1994     150,000    0


Item 12.  Security Ownership of Certain Beneficial Owners and Management

           The following table sets forth, as of August 23, 1996, certain information concerning the persons known to management to be the beneficial owners of more than 5% of the Company's common stock, and for all of the Company's officers and directors as a group. Except as otherwise indicated, the persons listed have sole voting and investment power with respect to shares beneficially owned by them.
                                                         Percent
                                                            of
Name and Address of                       Amount          Common
Beneficial Owner                     Beneficially Owned   Stock
- -------------------                  ------------------  -------

GAMCO Investors, Inc.                1,871,390 (1)(2)    31.96%
  One Corporate Center
  Rye, NY 10580
David A. Wingate                     1,181,494(3)        20.18%
  3333 New Hyde Park Road
  North Hills, NY 11042
Corbyn Invesment Management            645,360(4)        11.02%
  2330 West Joppa Rd., Suite 108
  Lutherville, MD 21093
Greenspring Fund, Inc.                 532,260(4)         9.09%
  2330 West Joppa Rd., Suite 110
  Lutherville, MD 21093
Philip M. Slonim                       446,067(5)         7.62%
  P.O. 27835
  San Diego, CA 92128
Dimensional Fund Advisors Inc.         406,900(6)         6.95%
  1299 Ocean Avenue
  Suite 650
  Santa Monica, CA 90401
All directors and officers as a
   group                             1,676,457           28.63%
                                     ---------           ------

(1) Firm and related entities have investment discretion regarding this aggregatenumber of shares, which are beneficially owned by many investment clients.

(2)     Share ownership is based upon information in Amendment No. 40 to
Schedule 13D filed with the Securities and Exchange Commission.

(3) Include shares held by Mr. Wingate as the sole trustee of The Wingate Family Trust of 1980 and shares held by Mr. Wingate's spouse as the sole trustee of a revocable trust. Does not include 150,000 shares owned by The David A. & Shoshanna Wingate Foundation Inc. of which Mr. Wingate is one of four directors.

(4) Share ownership is based upon information in Schedule 13G filed with the Securities and Exchange Commission.

(5) Mr. Slonim and spouse hold these shares as trustees of a revocable trust.

(6)     Share ownership is based upon information in Amendment No. 7 to
Schedule 13G filed with the Securities and Exchange Commission; the firm certifies that the shares were not acquired for the purpose of changing or influencing control of the Company. Shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or the DFA Group Trust, an investment vehicle for qualified employee benefit plans, both of which Dimensional Fund Advisors Inc. serves as investment manager. Dimensional disclaims beneficial ownership of all such shares.


Item 13.  Certain Relationships and Related Transactions

           None.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

           (a)(1) Financial Statements - See "Index to Consolidated Financial Statements" in Part II Item 8 herein.

           (a)(2)  Financial Statement Schedules

                   Schedule II - Valuation and Qualifying Accounts

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


Item 14 (b) Reports on Form 8-K

           On March 6, 1996, the Company reported that it had completed the sale of its aerospace fastener business through the sale of all of the outstanding stock of its wholly-owned subsidiary, Hi-Shear Corporation to GFI Industries S.A. of Belfort, France.

                                                                                                       SCHEDULE II


                                          HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                          For the years ended May 31, 1996, 1995 and 1994



                                             Balance      Charged to     Charged                        Balance
                                          beginning of    costs and      to other                      at end of
               Description                   period        expenses      accounts    Deductions (A)     period
                 -------                     -------       -------       -------        -------         -------
1996:
 Valuation adjustment for deferred
    income tax assets ..................      $7,988            $0            $0           $4,131        $3,857
                                           ====================================================================

1995:
   Valuation adjustment for deferred
      income tax assets ................      $7,139             $0         $849               $0        $7,988
                                           ====================================================================


1994:
   Valuation adjustment for deferred
      income tax assets ................          $0             $0       $7,139               $0        $7,139
                                           ====================================================================



(A)  Deductions are the result of utilization of net operating loss carryforwards and reversal of other temporary differences.
