Form 10-Q
period 1996-08-31
HI SHEAR INDUSTRIES INC
filed 1996-10-10
CIK 47268

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended August 31, 1996
                                                ---------------


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



5,854,618 Common Shares were outstanding as of October 3, 1996.

                    HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                    -----------------------------------------


                                      INDEX
                                      -----



                                                         Page
                                                        Number
                                                        ------

Part I.  Financial Information:

     Item 1.   Financial Statements:

               Consolidated Balance Sheets as of
                 August 31, 1996 and May 31, 1996          1

               Consolidated Statements of Operations
                 for the three months ended
                 August 31, 1996 and 1995                  2

               Consolidated Statements of Cash Flows
                 for the three months ended
                 August 31, 1996 and 1995                  3

               Notes to Consolidated Financial
                 Statements                                4

     Item 2.   Management's Discussion and
                 Analysis of Financial Condition
                 and Results of Operations                 5


Part II.  Other Information:

     Item 6.   Exhibits and Reports on Form 8-K            6

                HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                                        (000 Omitted)
                                                ---------------------------
                                                August 31,         May 31,
                                                   1996             1996
                                                ----------        ---------
     ASSETS
 Current assets:

   Cash and equivalents                             $6,795           $30,914
   Other current assets                                182               189
                                                ----------        ---------
     Total current assets                            6,977            31,103



 Property, plant and equipment, at cost                211               268
 Less:  Accumulated depreciation                      (115)             (170)
                                                ----------        ---------
   Net property, plant & equipment                      96                98



 Other assets                                        1,781             1,547
                                                ----------        ---------
                                                    $8,854           $32,748
                                                ==========        ==========






     LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Accrued income taxes                                $34               $43
   Other accrued expenses                              899             1,088
                                                ----------        ---------
     Total current liabilities                         933             1,131


 Stockholders' equity:
   Common stock                                        614               614
   Paid-in capital                                  11,153            34,572
   Accumulated deficit                             (1,142)             (865)
   Less treasury stock                             (2,704)           (2,704)
                                                ----------        ---------
     Total Stockholders' Equity                      7,921            31,617
                                                ----------        ---------
                                                    $8,854           $32,748
                                                ==========        ==========


See notes to consolidated financial statements.

                 HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (Unaudited)

                                                         (000 Omitted)
                                                  --------------------------
                                                      Three Months Ended
                                                           August 31,
                                                  --------------------------
                                                      1996             1995
                                                  ----------      ----------

 Revenues                                                 $0         $14,877
                                                  ----------      ----------


 Cost of goods sold                                        0          12,552
 Selling, general and administrative expenses            570           2,470
                                                  ----------      ----------
                                                         570          15,022
                                                  ----------      ----------



 OPERATING LOSS                                        (570)           (145)


 Interest income (expense), net                          293           (342)
                                                  ----------      ----------


    LOSS BEFORE INCOME TAXES                           (277)           (487)
 Provision for (benefit from) income taxes                 0            (12)
                                                  ----------      ----------


    NET LOSS                                          ($277)          ($475)
                                                  ==========      ==========


 Average Common shares outstanding                     5,855           5,855
                                                  ==========      ==========



 NET LOSS PER SHARE OF COMMON STOCK                  ($0.05)         ($0.08)
                                                  ==========      ==========

 See notes to consolidated financial statements.

                           HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)

                                                             (000 Omitted)
                                                          ----------------------
                                                           Three Months Ended
                                                               August 31,
                                                          ----------------------

                                                              1996         1995
                                                          -----------  ---------

 Cash flows from operating activities:
     Net loss                                                  ($277)     ($475)

     Adjustments to reconcile net loss
       to net cash provided by
     operating activities:

       Depreciation and amortization                                2        613
           Decrease (increase) in accounts receivable               0      (544)
           Decrease in inventories                                  0        685
           Increase (decrease) in accrued income taxes            (9)        160
           Increase (decrease) in accounts payable,
             accrued salaries and wages and other
             accrued expenses                                   (189)        234
           Increase in other assets                             (227)      (555)
                                                          -----------  ---------
             Net cash provided by (used for)
               operating activities                             (700)        118
                                                          -----------  ---------


 Cash flows from investing activities:

     Capital expenditures                                           0      (664)
     Proceeds from sale of property and equipment                   0         85
                                                          -----------  ---------
             Net cash used for investing activities                 0      (579)
                                                          -----------  ---------

 Cash flows from financing activities:
     Distribution to stockholders                            (23,419)          0
     Proceeds from (payment of) short-term debt                     0        638
     Proceeds from long-term debt                                   0     12,332
     Payment of long-term debt                                      0   (12,096)
                                                          -----------  ---------

             Net cash provided by (used for) financing
                    activities                               (23,419)        874
                                                          -----------  ---------

 Effect of exchange rate changes on cash                            0      (107)
                                                          -----------  ---------

 Net increase (decrease) in cash and cash equivalents        (24,119)        306
 Cash and cash equivalents - beginning of year                 30,914        636
                                                          -----------  ---------
 Cash and cash equivalents - end of period                     $6,795       $942
                                                          ===========  =========

 See notes to consolidated financial statements

                    HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                    -----------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Basis of Presentation

     The accompanying consolidated financial statements of Hi-Shear Industries Inc. and its subsidiaries (The Company) have been prepared in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are subject to year-end audit and adjustments, and are not necessarily indicative of the results of operations for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 1996.


Note B - Contingencies

     On January 31, 1996, the Company filed damage claims against the U.S. Navy totaling $62.9 million. These claims arose from the termination of two contracts held by a subsidiary, Defense Systems Corporation. These claims are currently being audited by the government and their amount may be contested by the U.S. Navy. Therefore the amount or timing of the recovery cannot be predicted at this time. The Company has, since May 1995, been accruing additional costs incurred, primarily claims preparation and legal, as claims receivable. At August 31, 1996 claims receivable of $1.7 million are included as other long term assets on the balance sheet, as management believes collection of such amounts are probable. Since the amount of recovery of these claims cannot presently be determined, no recognition from any settlement proposal, other than the claim receivable noted above, has been reflected in the accompanying financial statements.

     In connection with the sale of Hi-Shear Corporation in February 1996, the Company and the purchaser have been unable to reach an agreement as to the proper valuation of certain assets and liabilities contained in the closing balance sheet of HSC. The purchaser has requested a downward adjustment to the sales price of $6.4 million and as required under the Stock Purchase Agreement, the matter is being referred to an arbitrator. Management of the Company does not believe that adjustments, if any, will have a material adverse impact on its financial position. Due to the uncertainty of the outcome of this arbitration, no adjustments which may occur as a result of the arbitration have been recognized in the Company's August 31, 1996 financial statements.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.


Results of Operations

     On February 26, 1996, the Company sold its last remaining operating entity, Hi-Shear Corporation and effectively ceased operations. Since that time , the Company has made an effort to reduce corporate staff and expenses to a minimum level. During the first quarter ended August 31, 1996, corporate overhead totaled $570,000 which included approximately $150,000 in termination costs.
The interest income reported during the quarter was due to interest earned on the investment of the proceeds from the sale of Hi-Shear Corporation.


Liquidity and Capital Resources

     On February 26, 1996, the Company completed the sale of Hi-Shear Corporation to GFI Industries S.A. for a total purchase price of $46 million generating net proceeds from the sale , after deducting transaction costs, of $44.4 million. Of that amount, approximately $13 million was used to repay all amounts outstanding under the Company's loan agreements and the remaining
balance was deposited in short term investment accounts.   The Company has
previously announced its intention to liquidate and distribute the proceeds from this sale as well as any settlement received from the resolution of the Company's long standing dispute with the U.S. Navy. In this regard, the Company made an initial liquidating distribution to shareholders of Approximately $23.4 million ($4 per share) on August 1, 1996. At August 31, 1996 the Company had $6.8 million remaining in cash and cash equivalents.

     Under the terms of the agreement for the sale of Hi-Shear Corporation, the Company must maintain working capital of not less than $3,000,000 through March 31, 1997. Subsequent to that date the Company may distribute all remaining funds subject to the resolution of purchase price adjustments, if any, with GFI.

     The Company's cash requirements include (i) ongoing costs relating to pursuing the settlement of the Company's dispute with the U.S. Navy, (ii) professional fees and other costs associated with defending GFI's request for purchase price adjustments; and (iii) general and administrative expenses. The Company anticipates that existing cash and cash equivalents will be sufficient to satisfy the Company's cash requirements through the time of settlement with the U.S. Navy and GFI and final liquidation of the Company. Although management cannot currently estimate when these situations will be resolved, the Company has retained what it considers sufficient funds to allow it to pursue equitable settlements with regard to all open matters currently pending.

PART II - OTHER INFORMATION
---------------------------


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     On July 16, 1996 the Company reported that it announced an initial liquidating distribution of $4.00 per share payable August 1, 1996 to stockholders of record July 25, 1996.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              HI-SHEAR INDUSTRIES INC.



                                                By: /s/ David A.Wingate
                                                    -------------------------
                                                    David A. Wingate, Chairman,
                                                    President & Chief Executive




                                                By: /s/ Victor J. Galgano
                                                    ----------------------------
                                                    Victor J. Galgano, Vice
                                                    President & Chief Financial
                                                    Officer


Date:  October 10, 1996
       ----------------