Form 10-Q
period 1996-11-30
HI SHEAR INDUSTRIES INC
filed 1997-01-08
CIK 47268

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended November 30, 1996
                                               -----------------



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


5,854,618 Common Shares were outstanding as of January 6, 1997.

                    HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES


                                      INDEX



                                                         Page
                                                        Number
                                                        ------

Part I.  Financial Information:

     Item 1.   Financial Statements:

               Consolidated Balance Sheets as of
                 November 30, 1996 and May 31, 1996          1

               Consolidated Statements of Operations
                 for the three and six months ended
                 November 30, 1996 and 1995                  2

               Consolidated Statements of Cash Flows
                 for the six months ended
                 November 30, 1996 and 1995                  3

               Notes to Consolidated Financial
                 Statements                                  4

     Item 2.   Management's Discussion and
                 Analysis of Financial Condition
                 and Results of Operations                   5


Part II.  Other Information:

     Item 6.   Exhibits and Reports on Form 8-K              6

               HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                               (Unaudited)

                                                      (000 Omitted)
                                             ----------------------------
                                             November 30,         May 31,
                                                1996               1996
                                             -----------       ----------

    ASSETS
Current assets:
  Cash and equivalents                           $6,074        $30,914
  Other current assets                              160            189
                                               --------       --------
     Total current assets                         6,234         31,103

Property, plant and equipment, at cost              205            268
Less:  Accumulated depreciation                     (82)          (170)
                                               --------       --------
  Net property, plant & equipment                   123             98

Other assets                                      2,053          1,547
                                               --------       --------
                                                 $8,410        $32,748
                                               --------       --------
                                               --------       --------

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued income taxes                              $31            $43
  Other accrued expenses                            700          1,088
                                               --------       --------
     Total current liabilities                      731          1,131


Stockholders' equity:
  Common stock                                      614            614
  Paid-in capital                                11,153         34,572
  Accumulated deficit                            (1,384)          (865)
  Less treasury stock                            (2,704)        (2,704)
                                               --------       --------
     Total Stockholders' Equity                   7,679         31,617
                                               --------       --------
                                                 $8,410        $32,748
                                               --------       --------
                                               --------       --------

See notes to consolidated financial statements.

                    HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)



                                                                       (000 Omitted)
                                                ----------------------------------------------------
                                                  Three Months Ended              Six Months Ended
                                                --------------------------   -----------------------
                                                     November 30                      November 30
                                                    1996        1995              1996        1995
                                                ----------  --------------   ------------  ---------
Revenues                                             $0        $16,264             $0        $31,141
                                             ----------     ----------     ----------     ----------

Cost of goods sold                                    0         13,352              0         25,904
Selling, general and administrative
   expenses                                         323          2,711            893          5,181
                                             ----------     ----------     ----------     ----------
                                                    323         16,063            893         31,085
                                             ----------     ----------     ----------     ----------
OPERATING INCOME                                   (323)           201           (893)            56

Interest income (expense), net                       81           (348)           374           (690)
                                             ----------     ----------     ----------     ----------

   EARNINGS (LOSS) BEFORE INCOME
   TAXES                                           (242)          (147)          (519)          (634)
Provision for income taxes                            0             52              0             40
                                             ----------     ----------     ----------     ----------



   NET LOSS                                       ($242)         ($199)         ($519)         ($674)
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------


   Net loss per share                            ($0.04)        ($0.03)        ($0.09)        ($0.11)
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------

Average Common shares outstanding                                               5,855          5,855
                                                                           ----------     ----------
                                                                           ----------     ----------

See notes to consolidated financial statements.

                      HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)


                                                                    (000 Omitted)
                                                            --------------------------
                                                                   Six Months Ended
                                                            --------------------------
                                                                     November 30,
                                                                  1996          1995
                                                            -------------  -----------
Cash flows from operating activities:
Net loss                                                         ($519)         ($674)
Adjustments to reconcile net loss
 to net cash provided by operating activities:
  Depreciation and amortization                                      6          1,248
  Increase in accounts receivable                                    0         (1,134)
  Decrease in inventories                                            0          1,848
  Increase (decrease)in accrued income taxes                       (12)            62
  Increase (decrease) in accounts payable, accrued
    salaries and wages and other accrued expenses                 (388)           199
  Increase in other assets                                        (477)          (964)
                                                            ----------     ----------
   Net cash provided by (used for)operating activities          (1,390)           585
                                                            ----------     ----------

Cash flows from investing activities:
  Capital expenditures                                             (31)        (1,631)
  Proceeds from sale of property and equipment                       0             83
                                                            ----------     ----------
    Net cash used for investing activities                         (31)        (1,548)
                                                            ----------     ----------

Cash flows from financing activities:
  Distribution to stockholders                                 (23,419)             0
  Proceeds from (payment of) short-term debt                         0            119
  Proceeds from long-term debt                                       0         25,990
  Payment of long-term debt                                          0        (25,678)
                                                            ----------     ----------
    Net cash provided by (used for) financing activities       (23,419)           431
                                                            ----------     ----------
Effect of exchange rate changes on cash                              0              2
                                                            ----------     ----------

Net decrease in cash and equivalents                           (24,840)          (530)
Cash and cash equivalents - beginning of year                   30,914            636
                                                            ----------     ----------
Cash and cash equivalents - end of period                       $6,074           $106
                                                            ----------     ----------
                                                            ----------     ----------


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


Note B - Contingencies

     On January 31, 1996, the Company filed damage claims against the U.S. Navy totaling $62.9 million. These claims arose from the termination of two contracts held by a subsidiary, Defense Systems Corporation. These claims are currently being audited by the government and their amount may be contested by the U.S. Navy. Therefore the amount or timing of the recovery cannot be predicted at this time. The Company has, since May 1995, been accruing additional costs incurred, primarily claims preparation and legal, as claims receivable. At November 30, 1996 claims receivable of $2.0 million are included as other long term assets on the balance sheet, as management believes collection of such amounts are probable. Since the amount of recovery of these claims cannot presently be determined, no recognition from any settlement proposal, other than the claim receivable noted above, has been reflected in the accompanying financial statements.

     In connection with the sale of Hi-Shear Corporation in February 1996, the Company and the purchaser have been unable to reach an agreement as to the proper valuation of certain assets and liabilities contained in the closing balance sheet of HSC. The purchaser has requested a downward adjustment to the sales price of $6.4 million and as required under the Stock Purchase Agreement, the matter is being referred to an arbitrator. Management of the Company does not believe that adjustments, if any, will have a material adverse impact on its financial position. Due to the uncertainty of the outcome of this arbitration, no adjustments which may occur as a result of the arbitration have been recognized in the Company's November 30, 1996 financial statements.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.


Results of Operations

     On February 26, 1996, the Company sold its last remaining operating entity, Hi-Shear Corporation and effectively ceased operations. Since that time , the Company has made an effort to reduce corporate staff and expenses to a minimum level. During the six months ended November 30, 1996, corporate overhead totaled $893,000 which included approximately $150,000 in termination costs.
The interest income reported during the current period was due to interest earned on the investment of the proceeds from the sale of Hi-Shear Corporation.


Liquidity and Capital Resources

     On February 26, 1996, the Company completed the sale of Hi-Shear Corporation to GFI Industries S.A. for a total purchase price of $46 million generating net proceeds from the sale , after deducting transaction costs, of $44.4 million. Of that amount, approximately $13 million was used to repay all amounts outstanding under the Company's loan agreements and the remaining balance was deposited in short term investment accounts. The Company has previously announced its intention to liquidate and distribute the proceeds from this sale as well as any settlement received from the resolution of the Company's long standing dispute with the U.S. Navy. In this regard, the Company made an initial liquidating distribution to shareholders of Approximately $23.4 million ($4 per share) on August 1, 1996. At November 30, 1996 the Company had $6.1 million remaining in cash and cash equivalents.

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

PART II - OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              HI-SHEAR INDUSTRIES INC.


                              By:  /s/David A. Wingate
                                   -------------------------------------
                                   David A. Wingate, Chairman,
                                   President & Chief Executive



                              By:  /s/Victor J. Galgano
                                   -------------------------------------
                                   Victor J. Galgano, Vice
                                   President & Chief Financial
                                     Officer



Date: January 7, 1997
      ---------------