Form 10-Q
period 1997-02-28
HI SHEAR INDUSTRIES INC
filed 1997-04-11
CIK 47268

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                      FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                           SECURITIES EXCHANGE ACT OF 1934


                   For the quarterly period ended FEBRUARY 28, 1997
                                                  -----------------

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


5,854,618 Common Shares were outstanding as of April 8, 1997.

                      HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES


                                        INDEX



                                                                     PAGE
                                                                    NUMBER

Part I.  Financial Information:

     Item 1.   Financial Statements:

               Consolidated Balance Sheets as of
                 February 28, 1997 and May 31, 1996                    1

               Consolidated Statements of Operations
                 for the three and nine months ended
                 February 28, 1997 and February 29, 1996               2

               Consolidated Statements of Cash Flows
                 for the nine months ended February 28,1997 and
                 February 29, 1996                                     3

               Notes to Consolidated Financial
                 Statements                                            4

     Item 2.   Management's Discussion and
                 Analysis of Financial Condition
                 and Results of Operations                             5


Part II.  Other Information:

     Item 6.   Exhibits and Reports on Form 8-K                        6



               HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                               (Unaudited)
                                                                  (000 Omitted)
                                                            ---------------------
                                                            February 28,   May 31,
                                                               1997          1996
    ASSETS

Current assets:
  Cash and equivalents                                         $5,449       $30,914
  Other current assets                                            144           189
                                                            ----------    ----------
    Total current assets                                        5,593        31,103

Property, plant and equipment, at cost                            206           268
Less:  Accumulated depreciation                                   (86)         (170)
                                                            ----------    ----------
  Net property, plant & equipment                                 120            98

Other assets                                                    2,241         1,547
                                                            ----------    ----------
                                                               $7,954       $32,748
                                                            ----------    ----------
                                                            ----------    ----------

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued income taxes                                             27            43
  Other accrued expenses                                          673         1,088
                                                            ----------    ----------
    Total current liabilities                                     700         1,131


Stockholders' equity:
  Common stock                                                    614           614
  Paid-in capital                                              11,153        34,572
  Accumulated deficit                                          (1,809)         (865)
  Less treasury stock                                          (2,704)       (2,704)
                                                            ----------    ----------
    Total Stockholders' Equity                                  7,254        31,617
                                                            ----------    ----------
                                                               $7,954       $32,748
                                                            ----------    ----------
                                                            ----------    ----------

See notes to consolidated financial statements.

                    HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)



                                                      (000 Omitted)
                                       ------------------------------------------
                                        Three Months Ended    Nine Months Ended
                                       --------------------  --------------------
                                        Feb. 28    Feb. 29    Feb. 28    Feb. 29
                                          1997       1996       1997       1996
                                       --------    --------  --------   ---------
Revenues                                     $0     $15,144        $0     $46,285
                                       --------    --------  --------   ---------
Cost of goods sold                            0      11,946         0      37,850
Selling, general and administrative
   expenses                                 497       3,148     1,390       8,329
                                       --------    --------  --------   ---------
                                            497      15,094     1,390      46,179
                                       --------    --------  --------   ---------
OPERATING INCOME (LOSS)                    (497)         50    (1,390)        106

Net gain on disposal of subsidiary
   (net of tax of $500)                       0       2,013         0       2,013
Interest income (expense), net               72        (342)      446      (1,032)
                                       --------    --------  --------   ---------

   INCOME (LOSS) BEFORE INCOME
   TAXES                                   (425)      1,721      (944)      1,087
Provision for income taxes                    0          12         0          52
                                       --------    --------  --------   ---------


   NET INCOME (LOSS)                      ($425)     $1,709     ($944)     $1,035
                                       --------    --------  --------   ---------
                                       --------    --------  --------   ---------

   Net INCOME (loss) per share           ($0.07)      $0.29    ($0.16)      $0.18
                                       --------    --------  --------   ---------
                                       --------    --------  --------   ---------

Average Common shares outstanding                               5,855       5,855
                                                             --------   ---------
                                                             --------   ---------


See notes to consolidated financial statements.

                    HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                               (000 Omitted)
                                                          ----------------------
                                                              Nine Months Ended
                                                          ----------------------
                                                            Feb. 28    Feb. 29
                                                              1997       1996
                                                          ----------  ----------
Cash flows from operating activities:
  Net income (loss)                                            ($944)    $1,035
  Adjustments to reconcile net loss
    to net cash provided by operating activities:
      Net gain on disposal of subsidiary                           0     (2,013)
      Depreciation and amortization                                9      1,786
      Increase in accounts receivable                              0     (1,063)
      Decrease in inventories                                      0      1,227
      Increase (decrease)in accrued income taxes                 (16)        64
      Increase (decrease) in accounts payable, accrued
        salaries and wages and other accrued expenses           (415)       622
      Increase in other assets                                  (649)      (792)
                                                           ---------- ----------
        Net cash provided by (used for)operating activities   (2,015)       866
                                                           ---------- ----------

Cash flows from investing activities:
  Capital expenditures                                           (31)    (3,344)
  Net proceeds from sale of subsidiary                                   45,717
  Proceeds from sale of property and equipment                     0         83
                                                           ---------- ----------
        Net cash provided by (used for)investing activities      (31)    42,456
                                                           ---------- ----------

Cash flows from financing activities:
  Distribution to stockholders                               (23,419)         0
  Proceeds from (payment of) short-term debt                       0       (409)
  Proceeds from long-term debt                                     0     39,141
  Payment of long-term debt                                        0    (49,188)
                                                           ---------- ----------
    Net cash used for financing activities                   (23,419)   (10,456)
                                                           ---------- ----------
Effect of exchange rate changes on cash                            0          1
                                                           ---------- ----------

Net increase (decrease) in cash and equivalents              (25,465)    32,867
Cash and cash equivalents - beginning of year                 30,914        636
                                                           ---------- ----------
Cash and cash equivalents - end of period                      5,449     33,503
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


Note B - Contingencies

    On January 31, 1996, the Company filed damage claims against the U.S. Navy totaling $62.9 million. These claims arose from the termination of two contracts held by a subsidiary, Defense Systems Corporation. These claims are currently being audited by the government and their amount may be contested by the U.S. Navy. Therefore the amount or timing of the recovery cannot be predicted at this time. The Company has, since May 1995, been accruing additional costs incurred, primarily claims preparation and legal, as claims receivable. At February 28, 1997 claims receivable of $2.2 million are included as other long term assets on the balance sheet, as management believes collection of such amounts are probable. Since the amount of recovery of these claims cannot presently be determined, no recognition from any settlement proposal, other than the claim receivable noted above, has been reflected in the accompanying financial statements.


Note C - Subsequent Events

    In connection with the sale of Hi-Shear Corporation in February 1996, the purchaser had been seeking a downward adjustment to the sales price of $6.4 million. On April 7, 1997, an arbitrator examining this price dispute ruled that there should be no price adjustment.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.


Results of Operations

    On February 26, 1996, the Company sold its last remaining operating entity, Hi-Shear Corporation and effectively ceased operations. Since that time , the Company has made an effort to reduce corporate staff and expenses to a minimum level. During the nine months ended February 28, 1997, corporate overhead totaled $1,390,000 consisting primarily of salaries, professional fees and office expenses. The interest income reported during the current period was due to interest earned on the investment of the proceeds from the sale of Hi-Shear Corporation.


Liquidity and Capital Resources

    On February 26, 1996, the Company completed the sale of Hi-Shear
Corporation to GFI Industries S.A. for a total purchase price of $46 million generating net proceeds from the sale , after deducting transaction costs, of $44.4 million. Of that amount, approximately $13 million was used to repay all amounts outstanding under the Company's loan agreements and the remaining balance was deposited in short term investment accounts. The Company has previously announced its intention to liquidate and distribute the proceeds from this sale as well as any settlement received from the resolution of the Company's long standing dispute with the U.S. Navy. In this regard, the Company made an initial liquidating distribution to shareholders of approximately $23.4 million ($4 per share) on August 1, 1996. At February 28, 1997 the Company had $5.4 million remaining in cash and cash equivalents.

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



                              HI-SHEAR INDUSTRIES INC.



                              By:  /s/ David A. Wingate
                                 ---------------------------------
                                  David A. Wingate, Chairman,
                                  President & Chief Executive




                              By:  /s/ Victor J. Galgano
                                 ---------------------------------
                                  Victor J. Galgano, Vice
                                  President & Chief Financial
                                     Officer






Date: APRIL 8, 1997
      -------------