Form 10-K
period 1997-05-31
HI SHEAR INDUSTRIES INC
filed 1997-08-28
CIK 47268

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                ______________________

                                      FORM 10-K


                   Annual Report Pursuant to Section 13 or 15(d) of
                         the Securities Exchange Act of 1934

For the fiscal year ended May 31, 1997   Commission file number 1-7633


                               HI-SHEAR INDUSTRIES INC.


     A Delaware Corporation            I.R.S. Employer Identification
                                             No. 11-2406878


                    3333 New Hyde Park Road, North Hills, NY 11042


    Registrant's telephone number, including area code: (516) 627-8600

       Securities registered pursuant to Section 12(b) of the Act:


                                                   Name of each Exchange
         Title of each class                        on which registered
    ----------------------------                 --------------------------
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

Yes /X/    No / /

On August 18, 1997, 5,854,618 shares of the Registrant's Common Stock were outstanding. Of these shares, 1,677,218 shares were held by persons who may be deemed to be affiliates. The aggregate market value (based on the average bid and ask price of these shares on the Over The Counter Exchange of $2.25 a share) of the 4,177,400 shares held by non-affiliates of the registrant was $9,400,000.

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


Item 2. Properties

    The Company's corporate headquarters are located in an office building at North Hills, New York, where 5,300 square feet of space are leased at a current annual rental of approximately $145,000 under a lease which expires May 31, 1998.

    HSI Properties, Inc., a wholly-owned subsidiary of the Company, owns 16 acres of land in Saugus, California, with incidental structures (2,700 sq. ft.) currently being leased to a former subsidiary, Hi-Shear Technology Corp., for $93,600 per year. The lease expires May 31, 1999.

Item 3.  Legal Proceedings

    In 1991, the U.S. Navy terminated for default two contracts held by a discontinued subsidiary of the Company and sought reimbursement of progress payments totaling $11.2 million made against these contracts. The Company appealed the default terminations and on May 31, 1995 its appeal was sustained. This decision effectively released the Company from any obligation to repay progress payments received under the contracts. On January 31, 1996, the Company filed damage claims against the U.S. Navy totaling $62.9 million. The government has audited these claims but has not expressed a willingness to negotiate a settlement of these claims with the Company. As a result, on February 11, 1997, the Company filed an appeal before the Armed Services Board of Contract Appeals requesting an adjudication of this dispute. The Board has set a hearing date of April 6, 1998. The hearing is expected to last several weeks after which the Board will render a decision as to the amount of claim damages to be awarded to the Company. See Commitments and Contingencies in the notes to consolidated financial statements.

    On February 26, 1996, the Company completed the sale of Hi-Shear
Corporation and related entities to GFI Industries S.A. of Belfort, France. As specified in the Stock Purchase Agreement, the sales price was subject to adjustment based upon a review of the closing consolidated balance sheet of Hi-Shear Corporation and verification of the net asset value. The Company and GFI were unable to reach an agreement on the net asset value with GFI requesting downward adjustments to the sales price totaling $6.4 million. The disagreement was submitted to arbitration as required under the Stock Purchase Agreement. After reviewing material submitted by both parties, the arbitrator decided in favor of the Company and essentially finalized the purchase price at $46 million. See Sale of Subsidiary in the notes to consolidated financial statements.


Item 4.  Submission of Matters to a Vote of Security Holders
    None



                                       PART II


Item 5.  Market for the Company's Common Stock and Related Stockholder Matters

    The Company's Common Stock had, until August 1, 1996, been traded on the
New York Stock Exchange ("NYSE") under the symbol "HSI." On August 1, 1996, the Company made an initial liquidating distribution of approximately $23.4 million ($4.00 per share). Prior to that the Company had not paid a dividend on common stock since August 1990. Concurrent with this distribution, the NYSE suspended trading in the Company's common stock and made application to delist the issue. The following table sets forth the high and low prices per share of the Company's Common Stock, as reported on the NYSE Composite Tape for the periods indicated through August 1, 1996. The high and low prices per share for the periods included subsequent to August 1, 1996 were derived from trades executed on the Over-The-Counter Exchange.

                                                    Per Common Share
                                                      Market Price
                                                    ----------------
                                                    High     Low
                                                    ----     ---

Quarter Ended
  August 1996.........................              $6.50     $2.50
  November 1996.......................               2.88      2.38
  February 1997.......................               2.63      2.38
  May 1997............................               2.91      2.38
                                                    -----     -----
Fiscal Year Ended May 31, 1997                      $6.50     $2.38
                                                    -----     -----
                                                    -----     -----
  Quarter Ended
  August 1995.........................              $8.13     $6.63
  November 1995.......................               7.63      6.75
  February 1996.......................               7.88      4.50
  May 1996............................               6.50      5.63
                                                    -----     -----
Fiscal Year Ended May 31, 1996                      $8.13     $4.50
                                                    -----     -----
                                                    -----     -----


    As of August 18, 1997 there were approximately 700 holders of record of the Company's Common Stock.



Item 6.  Selected Financial Data

    The following table sets forth selected financial information of the Company and its subsidiaries for the five years ended May 31, 1997. This selected financial information should be read in conjunction with the Consolidated Financial Statements and notes thereto, and Management's Discussion and Analysis of Results of Operations and Financial Condition included elsewhere herein.

                                                                       For the Fiscal Year Ended May 31,
                                                             -----------------------------------------------------
                                                               1997       1996       1995       1994       1993
                                                             ---------  ---------  ---------  ---------  ---------
                                                                 (Dollars in thousands except per share data)
Selected Statement of
 Operations Data:
Revenues from operations(A)                                  $      --  $  46,400  $  58,639  $  56,465  $  71,519
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Income (loss) before discontinued operations                 $  (1,283) $   1,106  $    (545) $  (2,974) $    (943)
Loss from discontinued operations(B)                                --         --         --     (2,616)    (7,312)
                                                             ---------  ---------  ---------  ---------  ---------
Net income (loss)                                            $  (1,283) $   1,106  $    (545) $  (5,590) $  (8,255)
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------
Weighted Average Shares Outstanding                              5,855      5,855      5,855      5,855      5,855
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------
Per Common Share Data:
Income (loss) before discontinued operations(A)              $    (.22) $     .19  $    (.09) $    (.51) $    (.16)
Loss from discontinued operations (B)                               --         --         --       (.45)     (1.25)
                                                             ---------  ---------  ---------  ---------  ---------
Net income (loss)                                            $    (.22) $     .19  $    (.09) $    (.96) $   (1.41)
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------

                                                                                    As of May 31,
                                                                -----------------------------------------------------
                                                                  1997       1996       1995       1994       1993
                                                                ---------  ---------  ---------  ---------  ---------
                                                                                (Dollars in thousands)
Selected Balance Sheet Data:
Current assets                                                  $   5,105  $  31,103  $  34,846  $  35,659  $  44,324
Current liabilities                                                   640      1,131     12,563     12,013     24,025
Working capital                                                     4,465     29,972     22,283     23,646     20,299
Total assets                                                        7,555     32,748     49,514     49,115     58,826
Long-term debt                                                         --         --      9,872      9,953         --
Stockholders' equity                                                6,915     31,617     27,079     27,149     34,801

(A) Includes revenues and income (loss) from operations of HSC through February 26, 1996 at which date HSC was sold. With the completion of this sale, the Company disposed of its last remaining operating assets and effectively ceased operations.

(B) The loss from discontinued operations in fiscal 1994 includes additional expenses, legal costs and an unexpected shortfall in amounts realized from the sale of material and equipment of a discontinued operation. In fiscal 1993 the loss from discontinued operations includes an after-tax provision of $6.2 million ($1.05 per share) to write down the net assets of the discontinued businesses to their estimated realizable values, record estimated transaction costs and report operating results during the phaseout period.


Item 7.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition

On February 26, 1996, the Company sold its last remaining operating entity, Hi-Shear Corporation and its subsidiaries and effectively ceased operations. The Company had previously disposed of its business activities dealing with space and defense in June 1993 and had since that time been reporting their operating activities as discontinued operations. The results of operations of the Company include the operating activities of Hi-Shear Corporation and subsidiaries through February 26, 1996.

Results of Operations

Fiscal 1997 compared to 1996

The Company had no operating activities subsequent to the sale of Hi-Shear Corporation during fiscal 1996. The $1.8 million of general and administrative costs incurred in fiscal 1997 include professional and other costs associated with the dispute over price adjustment on the sale of Hi-Shear Corporation as well as the ongoing costs necessary to pursue the settlement of the Company's dispute with the U.S. Navy.

The interest income reported in fiscal 1997 was due to interest earned on the investment of the proceeds from the sale of Hi-Shear Corporation. The investable proceeds declined considerably after the initial liquidating distribution to shareholders of approximately $23.4 million on August 1, 1996.

The Company did not record a provision or benefit for federal income taxes due to it's tax loss carryforward position.

Fiscal 1996 compared to 1995

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


Liquidity and Capital Resources

The Company's principal sources of liquidity have consisted of cash provided by operating activities and, until the sale of Hi-Shear Corporation, bank financing. On February 26, 1996, the Company completed the sale of Hi-Shear Corporation to GFI Industries S.A. for a total purchase price of $46 million generating net proceeds from the sale, after deducting transaction costs, of $44.4 million. Of that amount, approximately $13 million was used to repay all amounts outstanding under the Company's loan agreements and the remaining balance was deposited in short term investment accounts. With the sale of Hi-Shear Corporation the Company no longer had operating businesses and announced its intention to liquidate and distribute the proceeds from the sale of Hi-Shear Corporation as well as any settlement received from the resolution of the Company's long standing dispute with the U.S. Navy. In this regard, the Company made an initial liquidating distribution to shareholders of approximately $23.4 million ($4.00 per share) on August 1, 1996. Under the terms of the agreement for the sale of Hi-Shear Corporation, the Company was required to maintain working capital of not less than $3,000,000 through March 31, 1997. Subsequent to that date there are no restrictions on Company distributions. At May 31, 1997 the Company had $5.0 million remaining in cash and cash equivalents.

On May 31, 1995 the Company learned that is appeal of the default terminations filed by the Navy with regard to the two contracts being held by a subsidiary, Defense Systems Corporation had been sustained and converted to termination for the convenience of the government. On January 31, 1996 the Company filed damage claims against the U.S. Navy totaling $62.9 million. The government has audited these claims but has not expressed a willingness to negotiate a settlement of these claims with the Company. As a result, on February 11, 1997, the Company filed an appeal before the Armed Services Board of Contract Appeals requesting an adjudication of this dispute. The Board has set a hearing date of April 6, 1998. The hearing is expected to last several weeks after which the Board will render a decision as to the amount of claim damages to be awarded to the Company. It is not certain at this time how long it will take the ASBCA to render its decision or whether the government will try to appeal the Boards decision. Therefore the total amount or timing of the ultimate recovery cannot be predicted at this time.

 The Company's cash requirements include ongoing costs relating to pursuing the settlement of the Company's dispute with the U.S. Navy and normal recurring general and administrative expenses. The Company anticipates that existing cash and cash equivalents will be sufficient to satisfy the Company's cash requirements through the time of settlement with the U.S. Navy and final liquidation of the Company. Although management cannot currently estimate when these situations will be resolved, the Company has retained what it considers sufficient funds to allow it to pursue equitable settlements with regard to all open matters currently pending.

Item 8.  Financial Statements and Supplementary Data

                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                      HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES


                                                                       Page
                                                                       ----
Report of Independent Accountants.....................                    8
Consolidated Balance Sheets...........................                    9
Consolidated Statements of Operations.................                   10
Consolidated Statements of Stockholders' Equity.......                   11
Consolidated Statements of Cash Flows.................                   12
Notes to Consolidated Financial Statements............                   13

                REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders
Hi-Shear Industries Inc.
North Hills, New York

   We have audited the accompanying consolidated balance sheets of Hi-Shear Industries Inc. and Subsidiaries as of May 31, 1997 and 1996, and the related consolidated statements of operations,stockholders' equity and cash flows for each of the three years in the period ended May 31, 1997, and the financial statement schedule listed in the Index at Item 14(a)(2) of this form 10-K.
These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hi-Shear Industries Inc. and Subsidiaries as of May 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

    As discussed in the Commitments and Contingencies note to Consolidated Financial Statements, the Company is involved in a dispute with the U.S. Navy regarding the termination of certain contracts. The Company has filed damage claims totaling $62.9 million against the Navy with respect to these contracts, however, a settlement has not been reached and the claims may be contested by the Navy. Therefore, the amount or timing of the recovery cannot be predicted at this time and no recognition of income related to this claim has been made in the consolidated financial statements.

    On February 26, 1996, the Company sold its last operating asset and effectively ceased operations. The Company is presently in the process of liquidation, and management's plans in regard to this matter are further discussed in the Summary of Significant Accounting Policies Note to Consolidated Financial Statements.


                                   COOPERS & LYBRAND L.L.P.


Los Angeles, California
July 18, 1997

                   HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                                    May 31,
                                                                                              --------------------
                                                                                                1997       1996
                                                                                              ---------  ---------
                                                                                                  (000 Omitted)
    ASSETS
Current assets:
  Cash and equivalents                                                                        $   4,952  $  30,914
  Other                                                                                             153        189
                                                                                              ---------  ---------
      Total current assets                                                                        5,105     31,103

Property and equipment, at cost:
  Land                                                                                               80         80
  Equipment and fixtures                                                                            126        188
                                                                                              ---------  ---------
                                                                                                    206        268
  Less, accumulated depreciation and amortization                                                   (91)      (170)
                                                                                              ---------  ---------
                                                                                                    115         98
Other assets                                                                                      2,335      1,547
                                                                                              ---------  ---------
          Total assets                                                                        $   7,555  $  32,748
                                                                                              ---------  ---------
                                                                                              ---------  ---------
    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued income taxes                                                                        $      40  $      43
  Other accrued expenses                                                                            600      1,088
                                                                                              ---------  ---------
      Total current liabilities                                                                     640      1,131

Commitments and contingencies

Stockholders' equity:
  Capital stock:
  Preferred stock, $1 par value: authorized 500,000 shares; none issued                              --         --
  Common stock, $.10 par value: authorized 10,000,000 shares; issued 6,139,756 shares               614        614
  Paid-in capital                                                                                11,153     34,572
  Accumulated deficit                                                                            (2,148)      (865)
  Less treasury stock, at cost (285,138 shares)                                                  (2,704)    (2,704)
                                                                                              ---------  ---------
                                                                                                  6,915     31,617
                                                                                              ---------  ---------
      Total liabilities and stockholders' equity                                              $   7,555  $  32,748
                                                                                              ---------  ---------
                                                                                              ---------  ---------

See notes to consolidated financial statements.

                   HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         Years ended May 31,
                                                                                   -------------------------------
                                                                                     1997       1996       1995
                                                                                   ---------  ---------  ---------
                                                                                         (000 Omitted except
                                                                                           per share data)
Revenues:
  Net sales                                                                        $      --  $  45,268  $  57,484
  Other                                                                                   --      1,132      1,155
                                                                                   ---------  ---------  ---------
                                                                                           0     46,400     58,639
                                                                                   ---------  ---------  ---------
Cost of goods sold                                                                        --     37,316     46,855
Selling, general and administrative expenses                                           1,773      8,870     10,826
                                                                                   ---------  ---------  ---------
                                                                                       1,773     46,186     57,681
                                                                                   ---------  ---------  ---------
    Operating income (loss)                                                           (1,773)       214        958
Gain on sale of subsidiary                                                                --      1,768         --
Interest income                                                                          515        434          6
Interest expense                                                                          (1)    (1,071)    (1,298)
                                                                                   ---------  ---------  ---------
    Income (loss) before income taxes                                                 (1,259)     1,345       (334)
Provision for income taxes                                                                24        239        211
                                                                                   ---------  ---------  ---------
    Net income (loss)                                                              ($  1,283) $   1,106  ($    545)
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Weighted average Common shares outstanding                                             5,855      5,855      5,855
                                                                                   ---------  ---------  ---------
    Net income (loss) per share                                                    ($   0.22) $    0.19  ($   0.09)
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

See notes to consolidated financial statements.

                   HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED MAY 31, 1997, 1996 AND 1995

                                                                                            Cumulative
                                                                                            translation,
                                                      Common Stock               Retained   pension and    Treasury Stock
                                                     ---------------   Paid-in   earnings      other      ----------------
                                                     Shares   Amount   captial   (deficit)  adjustments   Shares   Amount
                                                     ------   ------   --------  --------   -----------   ------   -------
                                                                                 (000 Omitted)
Balance, May 31, 1994                                6,140     $614    $ 34,572  ($1,426)     ($3,907)     (285)   ($2,704)
Unrealized foreign currency translation adjustments     --       --          --       --          378        --        --
Net loss                                                --       --          --     (545)          --        --        --
Pension adjustment                                      --       --          --       --           97        --        --
                                                     ------   ------   --------  --------   -----------   ------   -------
Balance, May 31, 1995                                6,140      614      34,572   (1,971)      (3,432)     (285)   (2,704 )
Unrealized foreign currency translation adjustments     --       --          --       --         (265)       --        --
Realized foreign currency translation and pension
  adjustments upon sale of subsidiary                   --       --          --       --        3,697        --        --
Net Income                                              --       --          --    1,106           --        --        --
                                                     ------   ------   --------  --------   -----------   ------   -------
Balance, May 31, 1996                                6,140      614      34,572     (865)           0      (285)   (2,704 )
Distribution to Stockholders                            --       --     (23,419)      --           --        --        --
Net Loss                                                --       --          --   (1,283)          --        --        --
                                                     ------   ------   --------  --------   -----------   ------   -------
                                                     6,140     $614    $ 11,153  ($2,148)     $     0      (285)   ($2,704)
                                                     ------   ------   --------  --------   -----------   ------   -------
                                                     ------   ------   --------  --------   -----------   ------   -------

See notes to consolidated financial statements

            HI-SHEAR INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Years Ended May 31,
                                                                                ----------------------------------
                                                                                   1997        1996        1995
                                                                                ----------  ----------  ----------
                                                                                          (000 Omitted)
Cash flows from operating activities:
Net income (loss)                                                               ($   1,283) $    1,106  ($     545)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
      Net gain on sale of subsidiary                                                    --      (1,768)         --
      Depreciation and amortization                                                     13       1,789       2,006
      (Increase) decrease in accounts receivable                                        --      (1,181)        235
      Decrease in inventories                                                           --         693         813
      Increase in other assets                                                        (752)       (842)     (1,642)
      Increase (decrease) in accrued income taxes                                       (3)         95         (61)
      Increase (decrease) in accounts payable, accrued salaries and wages and
        other accrued expenses                                                        (488)     (1,295)       (144)
                                                                                ----------  ----------  ----------
        Net cash provided by (used for) operating activities                        (2,513)     (1,403)        662
                                                                                ----------  ----------  ----------
Cash flows from investing activities
  Capital expenditures                                                                 (30)     (3,344)     (1,649)
  Net proceeds from sale of subsidiary                                                  --      45,397          --
  Proceeds from sale of property and equipment                                          --          83          45
                                                                                ----------  ----------  ----------
        Net cash provided by (used for) investing activities                           (30)     42,136      (1,604)
                                                                                ----------  ----------  ----------
Cash flows from financing activities:
  Liquidating distribution                                                         (23,419)         --          --
  Proceeds from (payment of) short-term debt                                            --        (409)        701
  Proceeds from long-term debt                                                          --      39,141      50,918
  Payment of long-term debt                                                             --     (49,188)    (50,999)
                                                                                ----------  ----------  ----------
        Net cash provided by (used for) financing activities                       (23,419)    (10,456)        620
                                                                                ----------  ----------  ----------
Effect of exchange rate changes on cash                                                 --           1          18
                                                                                ----------  ----------  ----------
Net increase (decrease) in cash and cash equivalents                               (25,962)     30,278        (304)
Cash and cash equivalents--beginning of year                                        30,914         636         940
                                                                                ----------  ----------  ----------
Cash and cash equivalents--end of year                                          $    4,952  $   30,914  $      636
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

Supplemental disclosures of cash flow information
  Cash paid during the year for:
    Interest                                                                            $1      $1,049      $1,232
    Income taxes                                                                        27         341         239

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

    Property and Equipment. Land, equipment and fixtures are carried at cost. For financial reporting purposes, depreciation expense is provided on a straight line basis, using estimated useful lives of 3 to 10 years for equipment and fixtures. Accelerated methods have been used for tax purposes where permitted. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in earnings for the period.

             HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


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

Sale of Subsidiary

   On February 26, 1996, pursuant to approval received at the Annual Meeting of Shareholders on February 23, 1996, the Company sold its aerospace fastener subsidiary Hi-Shear Corporation and its subsidiaries to GFI Industries S.A. of Belfort, France for $46 million in cash. The sale was treated as a sale of stock for accounting purposes. As a result, the Company recognized a gain of approximately $1.8 million in its statement of operations and the related balance sheet accounts of Hi-Shear Corporation and its affiliated companies were removed from the Company's consolidated balance sheet. The sales price was subject to adjustment based upon a review of the closing balance sheet of Hi-Shear Corporation and verification by GFI of the net asset value as required under the terms of the sale. The Company and GFI were unable to reach an agreement on the net asset value with GFI requesting downward adjustments to the sales price totaling $6.4 million. The disagreement was submitted to arbitration as required under the Stock Purchase Agreement. After reviewing material submitted by both parties, the arbitrator decided in favor of the Company and essentially finalized the purchase price at $46 million. Additionally, under the terms of the agreement for the sale of HSC, the Company was restricted from distributing to its stockholders, by means of dividend or otherwise, at least $3.0 million of the purchase price through March 31, 1997. Subsequent to that date, the Company may distribute all remaining funds.

                HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Loan Agreements

    Prior to February 26, 1996, the Company maintained a revolving line of credit which provided for borrowings tied to a percentage of eligible accounts receivable and inventory with a maximum borrowing capacity of $15 million. Borrowings under this agreement were collateralized by substantially all of the assets of HSC. Concurrent with the sale of HSC, the Company used a portion of the proceeds of the sale to pay off this loan obligation as well as a term loan facility maintained by a foreign subsidiary of HSC. At May 31, 1997 and 1996, the Company had no credit facilities or other loan agreements.

Provision For Income Taxes

    The components of the income tax provision are summarized as follows:

                                                                                                    Years ended May 31,
                                                                                             ---------------------------------
                                                                                                1997        1996       1995
                                                                                                -----     ---------  ---------
                                                                                                       (000 Omitted)

Current:
   Domestic
        Federal............................................................................   $      --   $     160  $      24
        State and local....................................................................          24          58         27
        Foreign............................................................................          --          21        187
                                                                                                    ---   ---------  ---------
                                                                                                     24         239        238
                                                                                                    ---   ---------  ---------
Deferred:
   Domestic
        Federal............................................................................          --          --         --
        State and local....................................................................          --          --         --
   Foreign.................................................................................          --          --        (27)
                                                                                                    ---   ---------  ---------
                                                                                                     --          --        (27)
                                                                                                    ---   ---------  ---------
   Total income tax provision..............................................................   $      24   $     239  $     211
                                                                                                    ---   ---------  ---------
                                                                                                    ---   ---------  ---------

                 HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)




    The components included in determining the provision for income taxes are shown below:

                                                                                                Years ended May 31,
                                                                                          -------------------------------
                                                                                            1997       1996       1995
                                                                                          ---------  ---------  ---------
                                                                                                   (000 Omitted)

Tax provision at federal income tax statutory rate......................................  $    (428) $     457  $    (113)
Increase (decrease) in taxes resulting from:
    Permanent differences...............................................................         --         --        (11)
    Foreign tax rate differences........................................................         --          1         39
    Alternative minimum tax.............................................................         --        177         24
    Benefit of operating loss carryforwards.............................................         --       (457)        --
    Unrecognized tax benefit                                                                    430         --        236
    State and local taxes on income, net of federal tax benefit.........................         16         38         18
    Other...............................................................................          6         23         18
                                                                                          ---------  ---------  ---------
Income tax provision per consolidated statements of operations..........................  $      24  $     239  $     211
                                                                                          ---------  ---------  ---------
                                                                                          ---------  ---------  ---------

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. The major components of deferred tax liabilities and assets as of May 31, 1997 and 1996 were as follows:

                                                                                                     May 31,
                                                                                              ---------------------
                                                                                                 1997       1996
                                                                                              ---------   ---------
                                                                                                   (000)Omitted
Assets
    Federal net operating loss carryforwards                                                   $   3,081  $   2,841
    State net operating loss caryforwards                                                            321        299
    Foreign tax credit carryforwards                                                                  --         39
    Alternative minimum tax credit carryforwards                                                     369        369
    Charitable contribution carryforwards                                                             --        119
    Other                                                                                            142        190
                                                                                               ---------  ---------
        Total deferred tax assets                                                                  3,913      3,857
                                                                                               ---------  ---------
    Valuation allowance                                                                           (3,913)    (3,857)
                                                                                               ---------  ---------
        Net deferred taxes                                                                     $      --  $      --
                                                                                               ---------  ---------
                                                                                               ---------  ---------

    As of May 31, 1997, the Company had a federal net operating loss carryforward of approximately $10,400,000 which expires between 2006 and 2012, state net operating loss carryforward of approximately $5,100,000 expiring between 1998 and 2000 and alternative minimum tax credit carryforward of $369,000 with no expiration.

             HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Pension and Incentive Compensation Plans

    Prior to February 26, 1996, the Company maintained a defined benefit pension plan and deferred investment profit sharing plan covering substantially all of its eligible domestic employees. The Company also had contractual arrangements with certain key employees which provided for supplemental retirement benefits. The Company's policy was to fund pension costs annually based on accrued amounts and to amortize past service pension costs over a thirty-year period. Effective with the sale of HSC on February 26, 1996, these plans and related liabilities and assets were assumed by the purchaser of HSC. For the fiscal year ended May 31, 1996 and 1995, the Company incurred total pension costs of approximately $ 365,000 and $532,000, respectively.

    HSC had a discretionary incentive compensation plan which provided current and deferred compensation to various employees based upon the achievement of specific levels of operational earnings and other financial performance criteria. The amounts charged to expense under these plans were $0 and $62,000 for the years ended May 31, 1996, and 1995, respectively.

    Pension coverage for employees of Hi-Shear Corporation's foreign subsidary was provided through a separate plan. Obligations under this plan were provided for by depositing funds with a trustee. The 1996 and 1995 pension cost for the plan was $150,000 and $197,000, respectively.

    Contributions to Hi-Shear Corporation's Deferred Investment Profit Sharing Plan under Section 401(k) of the Internal Revenue Code were $285,000 and $444,000 for the years ended May 31, 1996 and 1995, respectively. Subsequent to the sale of HSC, the Company transferred the balances of its corporate employees who participated in this plan to a new Hi-Shear Industries Inc. 401(k) Profit Sharing Plan. Company contributions to this Plan were $12,000 and $28,000 for the years ended May 31, 1997 and 1996, respectively.

Capital Stock

    Common stock outstanding at May 31, 1997 does not include
284,222 shares reserved under the Company's stock option incentive plan. At May 31, 1997, there were no options outstanding under this plan.

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

Sales and transfers between geographic areas were generally priced to recover cost plus an appropriate mark-up for profit. Sales and transfers from domestic to foreign locations amounted to $1,110,000 and $1,566,000 for fiscal 1996 and 1995, respectively. Sales and transfers from foreign to domestic locations were not material for any period presented. Operating profit is revenue less related costs and direct and allocated operating expenses, excluding interest and corporate expenses. Corporate assets are those assets maintained for general purposes, principally cash and cash equivalents and corporate facilities.

In fiscal 1996 and 1995, approximately 13% and 17% respectively, of revenue was attributable to a single customer who purchases through several different divisions and plants.

A summary of the Company's operations by geographic area is presented below:


(Dollars in thousands)                                                               1997       1996       1995
---------------------------------------------------------------------------------  ---------  ---------  ---------
Net Revenues to Unaffiliated
  Customers:
    United States                                                                  $      --  $  36,547  $  46,547
    Foreign                                                                               --      9,853     12,092
                                                                                   ---------  ---------  ---------
                                                                                   $      --  $  46,400  $  58,639
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Operating Profit:
    United States                                                                  $      --  $   2,518  $   3,233
    Foreign                                                                               --        189        341
                                                                                   ---------  ---------  ---------
                                                                                          --      2,707      3,574
Gain on Sale of Subsidiary                                                                --      1,768         --
Corporate Expenses                                                                    (1,773)    (2,493)    (2,616)
Interest Income (Expense), net                                                           514       (637)    (1,292)
                                                                                   ---------  ---------  ---------
Profit (Loss) before income taxes                                                  $  (1,259) $   1,345  $    (334)
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Identifiable Assets
    United States                                                                  $      --  $      --  $  37,146
    Foreign                                                                               --         --      9,000
    Corporate                                                                          7,555     32,748      3,368
                                                                                   ---------  ---------  ---------
                                                                                   $   7,555  $  32,748  $  49,514
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

                  HI-SHEAR INDUSTRIES INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Foreign operations were conducted primarily in Europe. Certain products were manufactured in the United States and exported to foreign customers. Export sales from domestic operations were $4,700,000 and $8,300,000 for the years ended May 31, 1996 and 1995, respectively.

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


Commitments and Contingencies

    In March 1991, the Company terminated the operations of one of its subsidiaries, Defense Systems Corporation in Reno, Nevada. As a result of shutting down operations at this facility, two contracts with the U.S. Navy were terminated for default. The Company appealed the default terminations and on May 31, 1995 its appeals from the default terminations was sustained by the armed services Board of Contract Appeals. This decision released the Company from any obligation to repay progress payments received under the contracts, and entitled the Company to recover contract and additional costs expended in connection with the contracts. On January 31, 1996, the Company filed damage claims against the U.S. Navy totaling $62.9 million. These claims are subject to government audit and their amount may be contested by the U.S. Navy. Therefore the amount or timing of the recovery cannot be predicted at this time. The Company had previously written off additional costs associated with this matter due to the uncertainty of the outcome, however, since the rendering of the favorable decision, the company began accruing additional costs incurred, primarily claims preparation and legal, as claims receivable. At May 31, 1997 claims receivable of $2.3 million are included as other long term assets on the balance sheet, as management believes such amounts are reasonable and collectable. Since the ultimate recovery of these claims cannot presently be determined, no recognition from any settlement proposal, other than the claim receivable noted above,has been reflected in the accompanying financial statments.

    The Company is involved in various other actions arising in the normal course of business with respect to contracts and employment claims. Management, after taking into consideration legal counsel's evaluation of all contingent matters believes that the disposition of these matters will not have a material adverse effect on the Company's financial position, net income or cash flows.

                    HI-SHEAR INDUSTRIES INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


    The Company's operations were conducted from leased facilities, all of which were under operating leases which expired at various dates through 2004. The Company also had operating leases covering machinery and equipment which provided for the Company to pay operating expenses. All leases, other than the lease of corporate office space, were assigned to the purchaser of HSC or terminated.

   In addition to related property taxes and insurance, the Company made net rental payments of approximately, $138,000, $950,000 and $1,278,000, for the years ended May 31, 1997, 1996 and 1995, respectively. At May 31, 1997 the Company's commitment for future minimum lease payments under a noncancellable operating leases is $145,000.

                   HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

Summary Of Quarterly Results (Unaudited)

The following summarizes unaudited quarterly financial data for the fiscal years ended May 31, 1997 and May 31, 1996:

                                                                                    For The Quarter Ended
                                                                         ----------------------------------------------------
                                                                          Aug 31,       Nov 30,       Feb 28,        May 31,
                                                                           1996          1996          1997           1997
                                                                         ---------     ---------     ---------     -----------
                                                                                (000 Omitted, except per share data)
Revenues (B)                                                             $       0     $       0     $       0      $       0
                                                                         ---------     ---------     ---------     -----------
                                                                         ---------     ---------     ---------     -----------
Gross profit (B)                                                         $       0     $       0     $       0      $       0
                                                                         ---------     ---------     ---------     -----------
                                                                         ---------     ---------     ---------     -----------
Net loss                                                                 ($    277)    ($    242)    ($    425)     ($    339)
                                                                         ---------     ---------     ---------     -----------
                                                                         ---------     ---------     ---------     -----------
Net loss per share                                                       ($   0.05)    ($   0.04)    ($   0.07)     ($   0.06)
                                                                         ---------     ---------     ---------     -----------
                                                                         ---------     ---------     ---------     -----------


                                                                          Aug 31,       Nov 30,       Feb 29,        May 31,
                                                                           1995          1995          1996           1996
                                                                         ---------     ---------     ---------     -----------
Revenues (B)                                                             $  14,877     $  16,264     $  15,144      $     115
                                                                         ---------     ---------     ---------     -----------
                                                                         ---------     ---------     ---------     -----------
Gross profit (B)                                                         $   2,325     $   2,912     $   3,198      $     649
                                                                         ---------     ---------     ---------     -----------
                                                                         ---------     ---------     ---------     -----------
Net income (loss)                                                        ($    475)    ($    199)    $   1,709(A)   $      71
                                                                         ---------     ---------     ---------     -----------
                                                                         ---------     ---------     ---------     -----------
Net income (loss) per share                                              ($   0.08)    ($   0.03)    $    0.29      $     .01
                                                                         ---------     ---------     ---------     -----------
                                                                         ---------     ---------     ---------     -----------

(A) Includes gain on sale of subsidiary of $2,013

(B) Includes revenue, gross profit and income (loss) from operations of HSC through February 26, 1996 at which date HSC was sold. With the completion of this sale, the Company disposed of its last remaining operating assets and effectively ceased operations. As a result of the sale, the Company had no revenue or gross profit during fiscal 1997.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.


                                  PART III

Item 10.  Directors and Executive Officers of the Company


Name                                                Principal Occupation and Position
----                                 ---------------------------------------------------------------------------
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


Item 11.  Executive Compensation

    The following table sets forth the cash compensation for services rendered to the Company and its subsidiaries during the fiscal years 1997, 1996 and 1995, paid to or accrued for those persons who were, at May 31, 1997, the Company's Chief Executive and all of the other executive officers of the Company and subsidiaries whose total annual salary and bonus exceeded $100,000:

Summary Compensation Table

                                                         Annual
                                                      Compensation
                                                          Salary         Bonus
Name and Principal Position                  Year           $              $
---------------------------                  ----         ------         -----

David A. Wingate                             1997         $325,000         0
Chairman, President & Chief Executive        1996          462,000         0
                                             1995          458,000         0

Robert A. Schell                             1997          175,000         0
Vice President & Chief Operating             1996          175,000         0
   Officer/Space and Defense                 1995          175,000         0

Victor J. Galgano                            1997          162,000         0
Vice President and Chief Financial           1996          162,000         0
   Officer                                   1995          150,000         0


Item 12.  Security Ownership of Certain Beneficial Owners and
Management

    The following table sets forth, as of August 18, 1997, certain information concerning the persons known to management to be the beneficial owners of more than 5% of the Company's common stock, and for all of the Company's officers and directors as a group. Except as otherwise indicated, the persons listed have sole voting and investment power with respect to shares beneficially owned by them.

                                                               Percent
                                                                  of
Name and Address of                       Amount                Common
Beneficial Owner                     Beneficially Owned         Stock
-------------------                  ------------------        --------

GAMCO Investors, Inc.                1,475,690 (1)(2)          25.21%
  One Corporate Center
  Rye, NY 10580

David A. Wingate                     1,181,494 (3)             20.18%
  3333 New Hyde Park Road
  North Hills, NY 11042

Corbyn Invesment Management            669,950 (4)             11.44%
  2330 West Joppa Rd., Suite 108
  Lutherville, MD 21093

Philip M. Slonim                       446,067 (5)              7.62%
  P.O. 27835
  San Diego, CA 92128

All directors and officers as a
   group                             1,677,218                 28.65%
                                     ---------                 ------

(1) Firm and related entities have investment discretion regarding this aggregatenumber of shares, which are beneficially owned by many investment clients.

(2)  Share ownership is based upon information in Amendment No. 46 to
Schedule 13D filed with the Securities and Exchange Commission.

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




Item 13.  Certain Relationships and Related Transactions

    None.


                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

    (a) (1) Financial Statements - See "Index to Consolidated Financial Statements" in Part II Item 8 herein.

    (a)  (2)  Financial Statement Schedules

             Schedule II - Valuation and Qualifying Accounts

    All other schedules have been omitted because they are inapplicable, not required, or the required information is included elsewhere in the financial statements or notes thereto.

    (a)  (3)  Exhibits

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

Item 14 (b) Reports on Form 8-K

    None.

                                                                     SCHEDULE II

                   HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                For the years ended May 31, 1997, 1996 and 1995

                                                      Balance
                                                     beginning    Charged to      Charged                       Balance
                                                        of         costs and     to other                      at end of
                   Description                        period       expenses      accounts    Deductions (A)     period
--------------------------------------------------  -----------  -------------  -----------  ---------------  -----------
1997:
  Valuation adjustment for deferred income tax
    assets........................................      $3,857            $0           $56              $0        $3,913
                                                    -----------         -----        -----          ------    -----------
                                                    -----------         -----        -----          ------    -----------
1996:
  Valuation adjustment for deferred income tax
    assets........................................      $7,988             $0           $0          $4,131        $3,857
                                                    -----------         -----        -----          ------    -----------
                                                    -----------         -----        -----          ------    -----------
1995:
  Valuation adjustment for deferred income tax
    assets........................................      $7,139             $0         $849              $0        $7,988
                                                    -----------         -----        -----          ------    -----------
                                                    -----------         -----        -----          ------    -----------

(A) Deductions are the result of utilization of net operating loss carryforwards and reversal of other temporary differences.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               HI-SHEAR INDUSTRIES INC.


                               By /s/ David A. Wingate
                                  --------------------
                                  David A. Wingate, Chairman,
                                     President and Chief
                                     Executive


                               By /s/ Victor J. Galgano
                                  ---------------------
                                  Victor J. Galgano, Vice
                                     President and Chief
                                     Financial Officer

August 26, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By /s/ Harold L. Bernstein
   -----------------------
   Harold L. Bernstein, Director


             August 26, 1997
           ....................
                   Date


By /s/ Philip M. Slonim
   --------------------
   Philip M. Slonim, Director


             August 26, 1997
           .....................
                   Date


By /s/ Arthur M. Winston
   ---------------------
   Arthur M. Winston, Director


             August 26, 1997
           .....................
                   Date