Form 10-Q
period 1997-08-31
HI SHEAR INDUSTRIES INC
filed 1997-10-10
CIK 47268

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended August 31, 1997
                                                ---------------

                          Commission file number 1-7633
                                                 ------


                            Hi-Shear Industries Inc.
--------------------------------------------------------------------------------
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


5,854,618 Common Shares were outstanding as of October 3, 1997.

                    HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                    -----------------------------------------

                                      INDEX
                                      -----


                                                        Page
                                                        Number
                                                        ------

Part I.  Financial Information:

     Item 1.   Financial Statements:

               Consolidated Balance Sheets as of
                 August 31, 1997 and May 31, 1997          1

               Consolidated Statements of Operations
                 for the three months ended
                 August 31, 1997 and 1996                  2

               Consolidated Statements of Cash Flows
                 for the three months ended
                 August 31, 1997 and 1996                  3

               Notes to Consolidated Financial
                 Statements                                4

     Item 2.   Management's Discussion and
                 Analysis of Financial Condition
                 and Results of Operations                 6

    Item 3.   Quantitative and Qualitative Disclosures
                 About Market Risk                         6

Part II.  Other Information:                               7

                    HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                              (000 Omitted)
                                                         -----------------------
                                                         August 31,     May 31,
                                                           1997          1997
                                                         ----------     --------

    ASSETS
Current assets:
  Cash and equivalents                                   $ 4,023       $ 4,952
  Other current assets                                       369           153
                                                         -------       -------
    Total current assets                                   4,392         5,105

Property and equipment, at cost                              213           206
Less:  Accumulated depreciation                              (94)          (91)
                                                         -------       -------
  Net property & equipment                                   119           115

Other assets                                               2,570         2,335
                                                         -------       -------
                                                         $ 7,081       $ 7,555
                                                         =======       =======


    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accrued income taxes                                       $32           $40
  Other accrued expenses                                     516           600
                                                         -------       -------
    Total current liabilities                                548           640

Stockholders' equity:
  Common stock                                               614           614
  Paid-in capital                                         11,153        11,153
  Accumulated deficit                                     (2,530)       (2,148)
  Less treasury stock                                     (2,704)       (2,704)
                                                         -------       -------
    Total Stockholders' Equity                             6,533         6,915
                                                         -------       -------
                                                         $ 7,081       $ 7,555
                                                         =======       =======


See notes to consolidated financial statements.

                    HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                              (000 Omitted)
                                                         -----------------------
                                                            Three Months Ended
                                                                 August 31,
                                                            1997          1996
                                                         ----------     --------


General and administrative expenses                          439           570

Interest (income)                                            (57)         (293)
                                                         -------       -------

   LOSS BEFORE INCOME TAXES                                 (382)         (277)

Provision for (benefit from) income taxes                      0             0
                                                         -------       -------

   NET LOSS                                                ($382)        ($277)
                                                         =======       =======


Weighted average common shares outstanding                 5,855         5,855
                                                         =======       =======



NET LOSS PER SHARE OF COMMON STOCK                        ($0.07)       ($0.05)
                                                         =======       =======


See notes to consolidated financial statements.

                    HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                              (000 Omitted)
                                                         -----------------------
                                                            Three Months Ended
                                                                 August 31,
                                                            1997          1996
                                                         ----------     --------


Cash flows from operating activities:
  Net loss                                                 ($382)        ($277)
  Adjustments to reconcile net loss to
    net cash used for operating activities:
      Depreciation and amortization                            3             2
      Decrease in accrued income taxes                        (8)           (9)
      Decrease in other accrued expenses                     (84)         (189)
      Increase in other assets                              (451)         (227)
                                                        --------      --------
        Net cash used for operating activities              (922)         (700)
                                                        --------      --------

Cash flows from investing activities:
  Capital expenditures                                        (7)            0
                                                        --------      --------
        Net cash used for investing activities                (7)            0

                                                        --------      --------
Cash flows from financing activities:
  Liquidating distribution                                     0       (23,419)
                                                        --------      --------
        Net cash used for financing activities                 0       (23,419)
                                                        --------      --------

Net decrease in cash and cash equivalents                   (929)      (24,119)
Cash and cash equivalents - beginning of year              4,952        30,914
                                                        --------      --------
Cash and cash equivalents - end of period               $  4,023      $  6,795
                                                        ========      ========


See notes to consolidated financial statements

                    HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                    -----------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Presentation

     The accompanying consolidated financial statements of Hi-Shear Industries Inc. and its subsidiaries (The Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statements presented herein have not been audited by independent public accountants, but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The consolidated balance sheet data presented herein for May 31, 1997 was derived from the Company's audited consolidated financial statements for the fiscal year then ended. The preparation of financial statements in accordance with generally accepted accounting principles requires the Company's management to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 1997.


Note B - Contingencies

     On January 31, 1996, the Company filed damage claims against the U.S. Navy totaling $62.9 million arising from the termination of two contracts held by a subsidiary, Defense Systems Corporation. These claims are subject to government audit and their amount is being contested by the U.S. Navy. Therefore the amount or timing of the recovery cannot be predicted at this time. The Company had previously written off additional costs associated with this matter due to uncertainty of the outcome, however, since the rendering of the favorable decision in May 1995, the Company began accruing additional costs incurred, primarily claims preparation and legal, as claims receivable. At August 31, 1997 and May 31, 1997 claims receivable of $2.5 million and $2.3 million, respectively, are included as other long term assets on the balance sheet, as management believes such amounts are reasonable and collectable. Since the amount of recovery of these claims cannot presently be determined, no recognition from any settlement proposal, other than the claim receivable noted above, has been reflected in the accompanying financial statements.

Note C - Impact of Recently Issued Accounting Standards

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 supersedes and simplifies the existing computational guidelines under Accounting Principles Board Opinion No. 15, Earnings Per Share." It is effective for financial statements issued for periods ending after December 15, 1997. Among other changes, SFAS No. 128 eliminates the presentation of primary EPS and replaces it with basic EPS for which common stock equivalents are not considered in the computation. It also revises the computation of diluted EPS. It is not expected that the adoption of SFAS No. 128 will have a material impact on the earnings per share results reported by the Company under the Company's current capital structure

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which established standards for reporting and display of comprehensive income and its components. This statement requires a separate statement to report the components of comprehensive income for each period reported. The provisions of this statement are effective for fiscal years beginning after December 15, 1997. Management believes this statement may require expanded disclosure in the Company's financial statements.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Results of Operations

     On February 26, 1996, the Company sold its last remaining operating entity, Hi-Shear Corporation and its subsidiaries and effectively ceased operations. Since that time , the Company has reduced corporate staff and expenses to a minimum level. During the first quarter ended August 31, 1997 and 1996, corporate overhead totaled $439,000 and $570,000, respectively, which consist primarily of the ongoing costs necessary to pursue the settlement of the Company's dispute with the U.S. Navy. The interest income reported during the quarter was due to interest earned on the investment of the proceeds retained from the sale of Hi-Shear Corporation.

Liquidity and Capital Resources

     On February 26, 1996, the Company completed the sale of Hi-Shear Corporation to GFI Industries S.A. for a total purchase price of $46 million generating net proceeds from the sale , after deducting transaction costs, of $44.4 million. Of that amount, approximately $13 million was used to repay all amounts outstanding under the Company's loan agreements and the remaining balance was deposited in short term investment accounts. The Company has previously announced its intention to liquidate and distribute the proceeds from this sale as well as any settlement received from the resolution of the Company's long standing dispute with the U.S. Navy. In this regard, the Company made an initial liquidating distribution to shareholders of approximately $23.4 million ($4 per share) on August 1, 1996. At August 31, 1997 the Company had $4.0 million remaining in cash and cash equivalents.

     The Company's cash requirements include ongoing costs relating to pursuing the settlement of the Company's dispute with the U.S. Navy and general and administrative expenses. The Company anticipates that existing cash and cash equivalents will be sufficient to satisfy the Company's cash requirements through the time of settlement with the U.S. Navy and final liquidation of the Company. Although management cannot currently estimate when these situations will be resolved, the Company has retained what it considers sufficient funds to allow it to pursue equitable settlements with regard to all open matters currently pending.

Forward Looking Statements

     The statements in this Management's Discussion and Analysis which are not historical fact are forward looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. The statements are subject to risks and uncertainties, including, but not limited to uncertainties surrounding the Company's dispute with the U.S. Navy which could cause actual results to vary materially from those discussed herein

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

               Not Applicable



PART II - OTHER INFORMATION
---------------------------


Item 1.  Legal Proceedings
         -----------------

               None


Item 2.  Changes in Securities
         ---------------------

               None


Item 3.  Default Upon Senior Securities
         ------------------------------

               None


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

               None


Item 5.  Other Information
         -----------------

               None


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) Exhibits

             27.  Financial Data Schedule

         (b) Reports on Form 8-K

               None

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






Date:  October 6, 1997
       ---------------