Form 10-Q
period 1997-11-30
HI SHEAR INDUSTRIES INC
filed 1998-01-14
CIK 47268

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                      FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                           SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended November 30, 1997

                            Commission file number 1-7633

                              Hi-Shear Industries Inc.

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

          Yes    X          No

5,854,618 Common Shares were outstanding as of January 6, 1998.

                    HI-SHEAR INDUSTRIES INC.  AND SUBSIDIARIES

                                       INDEX

                                                               Page
                                                              Number
                                                              ------

Part I.     Financial Information:

     Item 1.   Financial Statements:

               Consolidated Balance Sheets as of
                  November 30, 1997 and May 31, 1997              1

               Consolidated Statements of Operations
                  for the three and six months ended
                  November 30, 1997 and 1996                      2

               Consolidated Statements of Cash Flows
                  for the six months ended
                  November 30, 1997 and 1996                      3

               Notes to Consolidated Financial Statements         4


     Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations   6


     Item 3.   Quantitative and Qualitative Disclosures
                  About Market Risk                               6


Part II.   Other    Information:                                  7

                   HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                          (000 OMITTED)
                                                   ------------------------
                                                   NOVEMBER 30,    MAY 31,
                                                      1997           1997
                                                   ------------  -----------
ASSETS

Current assets:
  Cash and equivalents...........................   $   3,359     $   4,952
  Other current assets...........................         341           153
                                                   -----------   -----------
    Total current assets.........................       3,700         5,105

Property and equipment, at cost..................         226           206
Less: Accumulated depreciation...................         (97)          (91)
                                                   -----------   -----------
Net property and equipment.......................         129           115
Other assets.....................................       2,977         2,335
                                                   -----------   -----------
                                                    $   6,806     $   7,555
                                                   -----------   -----------
                                                   -----------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued income taxes...........................   $      29     $      40
  Other accrued expenses.........................         527           600
                                                   -----------   -----------
    Total current liabilities....................         556           640

Stockholders' equity:
  Common stock...................................         614           614
  Paid-in capital................................      11,153        11,153
  Accumulated deficit............................      (2,813)       (2,148)
  Less treasury stock............................      (2,704)       (2,704)
                                                   -----------   -----------
    Total stockholders' equity...................       6,250         6,915
                                                   -----------   -----------
                                                    $   6,806     $   7,555
                                                   -----------   -----------
                                                   -----------   -----------

    See notes to consolidated financial statements.

                   HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              (000 OMITTED)
                                                ---------------------------------------
                                                THREE MONTHS ENDED     SIX MONTHS ENDED
                                                   NOVEMBER 30,          NOVEMBER 30,
                                               --------------------  --------------------
                                                 1997       1996       1997       1996
                                               ---------  ---------  ---------  ---------
General and administrative expense...........  $     330  $     323  $     769  $     893
Interest (income)............................        (47)       (81)      (104)      (374)
                                               ---------  ---------  ---------  ---------
  Loss Before Income Taxes...................       (283)      (242)      (665)      (519)
Provision for (benefit from) income taxes....          0          0          0          0
                                               ---------  ---------  ---------  ---------
  Net Loss...................................  $    (283) $    (242) $    (665) $    (519)
                                               ---------  ---------  ---------  ---------
                                               ---------  ---------  ---------  ---------
Weighted average common shares outstanding...      5,855      5,855      5,855      5,855
                                               ---------  ---------  ---------  ---------
                                               ---------  ---------  ---------  ---------
Net Loss Per Share of Common Stock...........  $   (0.05) $   (0.04) $   (0.11) $   (0.09)
                                               ---------  ---------  ---------  ---------
                                               ---------  ---------  ---------  ---------

    See notes to consolidated financial statements.

                   HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  (000 OMITTED)
                                                                                              ---------------------
                                                                                                SIX MONTHS ENDED
                                                                                                   NOVEMBER 30,
                                                                                                1997        1996
                                                                                              ---------  ----------
Cash flows from operating activities:
  Net loss..................................................................................  $    (665) $     (519)
  Adjustments to reconcile net loss to net cash used for operating activities:
    Depreciation and amortization...........................................................          6           6
    Decrease in accrued income taxes........................................................        (11)        (12)
    Decrease in other accrued expenses......................................................        (73)       (388)
    Increase in other assets................................................................       (830)       (477)
                                                                                              ---------  ----------
      Net cash used for operating activities................................................     (1,573)     (1,390)
                                                                                              ---------  ----------
Cash flows from investing activities:
  Capital expenditures......................................................................        (20)        (31)
                                                                                              ---------  ----------
      Net cash used for investing activities................................................        (20)        (31)
                                                                                              ---------  ----------
Cash flows from financing activities:
  Liquidating distribution..................................................................          0     (23,419)
                                                                                              ---------  ----------
      Net cash used for financing activities................................................          0     (23,419)
Net decrease in cash and cash equivalents...................................................     (1,593)    (24,840)
Cash and cash equivalents--beginning of year................................................      4,952      30,914
                                                                                              ---------  ----------
Cash and cash equivalents--end of period....................................................  $   3,359  $    6,074
                                                                                              ---------  ----------
                                                                                              ---------  ----------


                See notes to consolidated financial statements.

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

Note B - Contingencies

     On January 31, 1996, the Company filed damage claims against the U.S. Navy totaling $62.9 million arising from the termination of two contracts held by a subsidiary, Defense Systems Corporation. These claims are subject to government audit and their amount is being contested by the U.S. Navy. Therefore the amount or timing of the recovery cannot be predicted at this time. The Company had previously written off additional costs associated with this matter due to uncertainty of the outcome, however, since the rendering of the favorable decision in May 1995, the Company began capitalizing additional costs incurred, primarily claims preparation and legal, as claims receivable. At November 30, 1997 and May 31, 1997 claims receivable of $2.9 million and $2.3 million, respectively, are included as other long term assets on the balance sheet, as management believes such amounts are reasonable and collectable. Since the amount of recovery of these claims cannot presently be determined, no recognition from any settlement proposal, other than the claim receivable noted above, has been reflected in the accompanying financial statements.

     Subsequent to the completion of the trial against the U.S. Navy, certain individuals involved in preparing the case were promised a discretionary bonus contingent upon the successful recovery of monetary claims. In this regard, the Company has entered into agreements with two of these individuals providing for the payment of bonuses totaling 8% of the claim proceeds recovered.

Note C - Impact of Recently Issued Accounting Standards

     In February 1997, the Financial Accounting Standards Board ('FASB') issued Statement of Financial Accounting Standards ('SFAs") No. 128, "Earnings Per Share.' SFAS No. 128 supersedes and simplifies the existing computational guidelines under Accounting Principles Board Opinion No. 15, Earnings Per Share." It is effective for financial statements issued for periods ending after December 15, 1997. Among other changes, SFAS No. 128 eliminates the presentation of primary EPS and replaces it with basic EPS for which common stock equivalents are not considered in the computation. It also revises the computation of diluted EPS. It is not expected that the adoption of SFAS No. 128 will have a material impact on the earnings per share results reported by the Company under the Company's current capital structure

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which established standards for reporting and display of comprehensive income and its components. This statement requires a separate statement to report the components of comprehensive income for each period reported. The provisions of this statement are effective for fiscal years beginning after December 15, 1997. Management believes this statement may require expanded disclosure in the Company's financial statements.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Results of Operations

     On February 26, 1996, the Company sold its last remaining operating entity, Hi-Shear Corporation and its subsidiaries and effectively ceased operations. Since that time the Company has reduced corporate staff and expenses to a minimum level. During the six month period ended November 30, 1997 and 1996, corporate overhead totaled $769,000 and $893,000, respectively, which consist primarily of the ongoing costs necessary to pursue the settlement of the Company's dispute with the U.S. Navy. The interest income reported during the respective periods was due to interest earned on the investment of the proceeds retained from the sale of Hi-Shear Corporation.

Liquidity and Capital Resources

     On February 26, 1996, the Company completed the sale of HiShear Corp-oration to GFI Industries S.A. for a total purchase price of $46 million generating net proceeds from the sale , after deducting transaction costs, of $44.4 million. Of that amount, approximately $13 million was used to repay all amounts outstanding under the Company's loan agreements and the remaining balance was deposited in short term investment accounts. The Company has previously announced its intention to liquidate and distribute the proceeds from this sale as well as any settlement received from the resolution of the Company's long standing dispute with the U.S. Navy. In this regard, the Company made an initial liquidating distribution to shareholders of approximately $23.4 million ($4 per share) on August 1, 1996. At November 30, 1997 the Company had $3.4 million remaining in cash and cash equivalents.

     The Company's cash requirements include ongoing costs relating to pursuing the settlement of the Company's dispute with the U.S. Navy and general and administrative expenses. The Company anticipates that existing cash and cash equivalents will be sufficient to satisfy the Company's cash requirements through the time of settlement with the U.S. Navy and final liquidation of the Company. Although management and its legal counsel cannot currently estimate when these situations will be resolved, the Company has retained what it considers sufficient funds to allow it to pursue equitable settlements with regard to all open matters currently pending. However, should this situation continue beyond a reasonable period of time, other arrangements may become necessary.

Forward Looking Statements

     The statements in this Management's Discussion and Analysis which are not historical fact are forward looking statements that are made pursuant to the Safe Harbor provisions of the Private Securitiei Litigation Reform Act of 1995. The statements are subject to risks and uncertainties, including, but not limited to uncertainties surrounding the Company's dispute with the U.S. Navy which could cause actual results to vary materially from those discussed herein.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

                                  Not applicable


PART II   -   OTHER INFORMATION

Item 1.     Legal Proceedings

               None

Item 2.     Changes in Securities

               None

Item 3.     Default Upon Senior Securities

               None

Item 4.     Submission of Matters to a Vote of Security Holders

               None

Item 5.     Other Information

               None

Item 6.     Exhibits and Reports on Form 8-K

               (a) Exhibits

                    27.      Financial Data Schedule

               (b) Reports on Form 8-K

               None

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HI-SHEAR INDUSTRIES INC.


                                        By: s/s David A. Wingate
                                            ---------------------------
                                            David A. Wingate, Chairman,
                                            President & Chief Executive


                                        By: s/s Victor J. Galgano
                                            ---------------------------
                                            Victor J. Galgano, Vice
                                            President
                                            & Chief Financial Officer





Date: January 8, 1998