Form 10-Q
period 1998-02-28
HI SHEAR INDUSTRIES INC
filed 1998-04-14
CIK 47268

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                      FORM IO-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                           SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended February 28, 1998
                                                  -----------------

                            Commission file number 1-7633
                                                   ------

                               Hi-Shear Industries Inc.
                               ------------------------
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
                                                       Yes   X   No
                                                           -----    -----

5,854,618 Common Shares were outstanding as of April 10, 1998.

                      HI-SHEAR INDUSTRIES INC.  AND SUBSIDIARIES
                      ------------------------------------------

                                        INDEX
                                        -----

                                                                           Page
                                                                          Number
                                                                          ------

     Part I.   Financial Information:

             Item 1.     Financial Statements:

                         Consolidated Balance Sheets as of
                          February 28, 1998 and May 31, 1997                 1

                         Consolidated Statements of Operations
                          for the three and nine months ended
                          February 28, 1998 and 1997                         2

                         Consolidated Statements of Cash Flows
                          for the nine months ended
                          February 28, 1998 and 1997                         3

                         Notes to Consolidated Financial Statements          4


             Item 2.     Management's Discussion and Analysis of
                          Financial Condition and Results of Operations      6


             Item 3.     Quantitative and Qualitative Disclosures
                          About Market Risk                                  7


     Part II.  Other Information:                                            7

                     HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS



                                                          (000 Omitted)
                                             --------------------------------
                                               February  28,        May 31,
                                                   1998              1997
                                             --------------------------------
     ASSETS

Current assets:
  Cash and equivalents                               $ 2,819        $ 4,952
  Other current assets                                   314            153
                                                     -------        -------
     Total current assets                              3,133          5,105

Property and equipment, at cost                          236            206
Less: Accumulated depreciation                          (101)           (91)
                                                     -------        -------
Net property and equipment                               135            115

Other assets                                           3,167          2,335
                                                     -------        -------
                                                     $ 6,435        $ 7,555
                                                     =======        =======

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued income taxes                               $    10        $    40
  Other accrued expenses                                 512            600
                                                     -------        -------
          Total current liabilities                      522            640

Stockholders' equity:
  Common stock                                           614            614
  Paid-in capital                                     11,153         11,153
  Accumulated deficit                                 (3,150)        (2,148)
  Less treasury stock                                 (2,704)        (2,704)
                                                     -------        -------
     Total stockholders' equity                        5,913          6,915
                                                     -------        -------
                                                     $ 6,435        $ 7,555
                                                     =======        =======


See notes to consolidated financial statements.


                                                 HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                                                   CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                         (000 Omitted)
                                                    ------------------------------------------------------
                                                       Three Months Ended             Nine Months Ended
                                                    ------------------------       -----------------------
                                                          February 28,                  February 28,
                                                       1998           1997           1998           1997
                                                    ------------------------       -----------------------
General and administrative expense                    $  378         $  497        $ 1,147         $1,390

Interest (income)                                        (41)           (72)          (145)          (446)
                                                    ------------------------       -----------------------

   Loss Before Income Taxes                             (337)          (425)        (1,002)          (944)

Provision for (benefit from) income taxes                  0              0              0              0
                                                    ------------------------       -----------------------

   Net Loss                                            ($337)         ($425)       ($1,002)         ($944)
                                                    ========================       =======================

Basic and diluted earnings per common share:
   Net Loss                                           ($0.06)        ($0.07)        ($0.17)        ($0.16)
                                                    ========================       =======================

Weighted average common shares outstanding             5,855          5,855          5,855          5,855
                                                    ========================       =======================



See notes to consolidated financial statements.

                     HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            (000 Omitted)
                                                       -----------------------
                                                          Nine Months Ended
                                                            February  28,
                                                          1998        1997
                                                       -----------------------
Cash flows from operating activities:
  Net loss                                                ($1,002)      ($944)
  Adjustments to reconcile net loss to
  net cash used for operating activities:
     Depreciation and amortization                             10           9
     Decrease in accrued income taxes                         (30)        (16)
     Decrease in other accrued expenses                       (88)       (415)
     Increase in other assets                                (993)       (649)
                                                       -----------------------
         Net cash used for operating activities            (2,103)     (2,015)
                                                       -----------------------

Cash flows from investing activities:
  Capital expenditures                                        (30)        (31)
                                                       -----------------------

         Net cash used for investing activities               (30)        (31)
                                                       -----------------------

Cash flows from financing activities:
  Liquidating distribution                                      0     (23,419)
                                                       -----------------------

         Net cash used for financing activities                 0     (23,419)
                                                       -----------------------

Net decrease in cash and cash equivalents                  (2,133)    (25,465)
Cash and cash equivalents - beginning of year               4,952      30,914
                                                       -----------------------
Cash and cash equivalents - end of period                 $ 2,819    $  5,449
                                                       =======================


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


Note B - Contingencies

     On January 31, 1996, the Company filed damage claims against the U.S. Navy totaling $62.9 million arising from the termination of two contracts held by a subsidiary, Defense Systems Corporation. These claims are subject to government audit and their amount is being contested by the U.S. Navy. Therefore the amount or timing of the recovery cannot be predicted at this time. The Company had previously written off additional costs associated with this matter due to uncertainty of the outcome, however, since the rendering of the favorable decision in May 1995, the Company began capitalizing additional costs incurred, primarily claims preparation and legal, as claims receivable. At February 28, 1998 and May 31, 1997 claims receivable of $3.1 million and $2.3 million, respectively, are included as other long term assets on the balance sheet, as management believes such amounts are reasonable and collectable. Since the amount of recovery of these claims cannot presently be determined, no recognition from any settlement proposal, other than the claim receivable noted above, has been reflected in the accompanying financial statements.

     Subsequent to the completion of the trial against the U.S. Navy, certain individuals involved in preparing the case were promised a discretionary bonus contingent upon the successful recovery of monetary claims. In this regard, the Company has entered into agreements with two of these individuals providing tor the payment of bonuses totaling 8% of the claim proceeds recovered.

Note C - Net Income Per Share

     In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 supersedes and simplified the previous computational guidelines under APB Opinion No. 15, "Earnings Per Share." Among other changes, SFAS No. 128 eliminates the presentation of primary EPS and replaces it with basic EPS for which common stock equivalents are not considered in the computation. It also revises the computation of diluted EPS.

     Basic net income (loss) per share is computed by dividing the net income
(loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted average number of common and common equivalent shares outstanding during the period. The Company did not have any common equivalent shares outstanding during the nine month periods ended February 28, 1998 and 1997. Net loss per share and weighted-average shares outstanding for the period ended February 28, 1997 have been restated in accordance with SFAS No. 128.

Note D - Impact of Recently Issued Accounting Standards

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Results of Operations

     On February 26, 1996, the Company sold its last remaining operating entity, Hi-Shear Corporation and its subsidiaries and effectively ceased operations. Since that time the Company has reduced corporate staff and expenses to a minimum level. During the nine month period ended February 28, 1998 and 1997, corporate overhead totaled $1.1 million and $1.4 million, respectively, which consist primarily of the ongoing costs necessary to pursue the settlement of the Company's dispute with the U.S. Navy. The interest income reported during the respective periods was due to interest earned on the investment of the proceeds retained from the sale of Hi-Shear Corporation.

Liquidity and Capital Resources

     On February 26, 1996, the Company completed the sale of Hi-Shear Corporation to GFI Industries S.A. for a total purchase price of $46 million generating net proceeds from the sale , after deducting transaction costs, of $44.4 million. Of that amount, approximately $13 million was used to repay all amounts outstanding under the Company's loan agreements and the remaining balance was deposited in short term investment accounts. The Company has previously announced its intention to liquidate and distribute the proceeds from this sale as well as any settlement received from the resolution of the Company's long standing dispute with the U.S. Navy. In this regard, the Company made an initial liquidating distribution to shareholders of approximately $23.4 million ($4 per share) on August 1, 1996. At February 28, 1998 the Company had $2.8 million remaining in cash and cash equivalents.

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

Impact of the Year 2000 Issue

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year thus causing date-sensitive software to recognize a date using "00" as the year 1900 rather than the year 2000. Since the Company no longer has operating activities, Management believes that the Year 2000 Issue will not have a material impact on the financial position, operations or cash flows of the Company.

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


                                        HI-SHEAR INDUSTRIES INC.


                                        By: /s/ David A. Wingate
                                            ------------------------------------
                                            David A. Wingate, Chairman,
                                            President & Chief Executive


                                        By: /s/ Victor J. Galgano
                                            ------------------------------------
                                            Victor J. Galgano, Vice President
                                            & Chief Financial Officer




Date: April 10. 1998
      --------------