Form 10-K
period 1998-05-31
HI SHEAR INDUSTRIES INC
filed 1998-08-26
CIK 47268

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                ---------------------

                                      FORM 10-K


                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 1998   Commission file number 1-7633


                               HI-SHEAR INDUSTRIES INC.


       A DELAWARE CORPORATION            I.R.S. EMPLOYER IDENTIFICATION
                                                NO. 11-2406878


                    3333 NEW HYDE PARK ROAD, NORTH HILLS, NY 11042


    REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (516) 627-8600

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                                  NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                        ON WHICH REGISTERED
    ----------------------------                 -------------------------
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

Yes X    No

On August 18, 1998, 5,854,618 shares of the Registrant's Common Stock were outstanding. Of these shares, 1,677,218 shares were held by persons who may be deemed to be affiliates. The aggregate market value (based on the average bid and ask price of these shares on the Over The Counter Exchange of $2.88 a share) of the 4,177,400 shares held by non-affiliates of the registrant was $12,010,000.

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

     (b)  Narrative Description of Business

     With the sale of its last remaining manufacturing operation on February 26, 1996, the Company no longer conducts an operating business. As outlined in the Company's "Notice Of Annual Meeting of Stockholders" dated January 8, 1996, the Company currently anticipates that upon final resolution of its claims against the U.S. Navy, it will complete the distribution of its assets to stockholders and seek stockholder approval to dissolve the Company.

     The Company currently has four full-time employees.

ITEM 2. PROPERTIES

     The Company's corporate headquarters are located in an office building at North Hills, New York, where 2,475 square feet of space are leased at a current annual rental of approximately $61,000 under a lease which expires October 31, 2002.

     HSI Properties, Inc., a wholly-owned subsidiary of the Company, owns 16 acres of land in Saugus, California, with incidental structures (2,700 sq. ft.) currently being leased to a former subsidiary, Hi-Shear Technology Corp., for $97,344 per year. The lease expires May 31, 1999.

ITEM 3.  LEGAL PROCEEDINGS

     In 1991, the U.S. Navy terminated for default two contracts held by a discontinued subsidiary of the Company and sought reimbursement of progress payments totaling $11.2 million made against these contracts. The Company appealed the default terminations and on May 31, 1995 its appeal was sustained. This decision effectively released the Company from any obligation to repay progress payments received under the contracts. On January 31, 1996, the Company filed damage claims against the U.S. Navy totaling $62.9 million. The government has audited these claims but has not expressed a willingness to negotiate a settlement of these claims with the Company. As a result, on February 11, 1997, the Company filed an appeal before the Armed Services Board of Contract Appeals requesting an adjudication of this dispute. The Board set a hearing date of August 3, 1998, at the conclusion of which, the Board will consider the facts brought out at the hearing as well as briefs to be filed by both sides in determining the amount of claim damages to be awarded to the Company. See COMMITMENTS AND CONTINGENCIES in the notes to consolidated financial statements.

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

                                                    PER COMMON SHARE
                                                      MARKET PRICE
                                                    ----------------
                                                    HIGH       LOW
                                                    -----     -----
Quarter Ended
  August 1997.........................              $2.45     $2.25
  November 1997.......................               2.25      2.00
  February 1998.......................               2.50      2.00
  May 1998............................               2.63      2.00

Fiscal Year Ended May 31, 1998                      $2.63     $2.00
                                                    =====     =====
  Quarter Ended
  August 1996.........................              $6.50     $2.50
  November 1996.......................               2.88      2.38
  February 1997.......................               2.63      2.38
  May 1997............................               2.91      2.38

Fiscal Year Ended May 31, 1997                      $6.50     $2.38
                                                    =====     =====

     As of August 18, 1998 there were approximately 700 holders of record of the Company's Common Stock.


ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial information of the Company and its subsidiaries for the five years ended May 31, 1998. This selected financial information should be read in conjunction with the Consolidated Financial Statements and notes thereto, and Management's Discussion and Analysis of Results of Operations and Financial Condition included elsewhere herein.

                                          FOR THE FISCAL YEAR ENDED MAY 31,
                                   1998      1997      1996      1995     1994
                                 -------   -------   -------   -------   -------
                                   (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
SELECTED STATEMENT OF
  OPERATIONS DATA:
Revenues from operations(A)      $     -   $     -   $46,400   $58,639   $56,465
                                                     =======   =======   =======
Income (loss) before
 discontinued operations         $(1,161)  $(1,283)  $ 1,106   $  (545)  $(2,974)
Loss from discontinued
 operations(B)                         -        -          -         -    (2,616)
                                 -------   -------   -------   -------   -------
Net income (loss)                $(1,161)  $(1,283)  $ 1,106   $  (545)  $(5,590)
                                 =======   =======   =======   =======   =======
Weighted Average Shares
  Outstanding                      5,855     5,855     5,855     5,855     5,855
                                 =======   =======   =======   =======   =======
Per Common Share Data:
Income (loss) before
 discontinued operations(A)      $  (.20)   $ (.22)  $   .19   $  (.09)  $  (.51)
Loss from discontinued
 operations (B)                        -         -         -        -       (.45)
                                 -------   -------   -------   -------   -------
Net income (loss)                $  (.20)  $  (.22)  $   .19   $  (.09)  $  (.96)
                                 =======   =======   =======   =======   =======

                                                  AS OF MAY 31,
                                   1998      1997      1996      1995      1994
                                 -------   -------   -------   -------   -------
                                             (DOLLARS IN THOUSANDS)
Selected Balance Sheet Data:
Current assets                   $ 2,308   $ 5,105   $31,103   $34,846   $35,659
Current liabilities                  382       640     1,131    12,563    12,013
Working capital                    1,926     4,465    29,972    22,283    23,646
Total assets                       6,288     7,555    32,748    49,514    49,115
Long-term debt                         -         -         -     9,872     9,953
Stockholders' equity               5,754     6,915    31,617    27,079    27,149


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

RESULTS OF OPERATIONS

The Company had no operating activities subsequent to the sale of Hi-Shear Corporation during fiscal 1996. The $1.3 million and $1.8 million of general and administrative costs incurred in fiscal 1998 and 1997, respectively, include professional and other costs associated with the dispute over price adjustment on the sale of Hi-Shear Corporation as well as the ongoing costs necessary to pursue the settlement of the Company's dispute with the U.S. Navy.

The interest income reported in fiscal 1998, 1997 and 1996 was due to interest earned on the investment of the proceeds from the sale of Hi-Shear Corporation. The investable proceeds declined considerably after the initial liquidating distribution to shareholders of approximately $23.4 million on August 1, 1996. The decline in interest expense is due to the repayment of amounts outstanding on the Company's loan agreements with the proceeds from the sale of Hi-Shear Corporation.

The Company did not record a provision or benefit for federal income taxes due to it's tax loss carryforward position.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity have consisted of cash provided by operating activities and, until the sale of Hi-Shear Corporation, bank financing. On February 26, 1996, the Company completed the sale of Hi-Shear Corporation to GFI Industries S.A. for a total purchase price of $46 million generating net proceeds from the sale, after deducting transaction costs, of $44.4 million. Of that amount, approximately $13 million was used to repay all amounts outstanding under the Company's loan agreements and the remaining balance was deposited in short term investment accounts. With the sale of Hi-Shear Corporation the Company no longer had operating businesses and announced its intention to liquidate and distribute the proceeds from the sale of Hi-Shear Corporation as well as any settlement received from the resolution of the

Company's long standing dispute with the U.S. Navy. In this regard, the Company made an initial liquidating distribution to shareholders of approximately $23.4 million ($4.00 per share) on August 1, 1996. Under the terms of the agreement for the sale of Hi-Shear Corporation, the Company was required to maintain working capital of not less than $3,000,000 through March 31, 1997. Subsequent to that date there are no restrictions on Company distributions. At May 31, 1998 the Company had $2.3 million remaining in cash and cash equivalents.

On May 31, 1995 the Company learned that its appeal of the default terminations filed by the Navy with regard to the two contracts being held by a subsidiary, Defense Systems Corporation had been sustained and converted to termination for the convenience of the government. On January 31, 1996 the Company filed damage claims against the U.S. Navy totaling $62.9 million.
The government has audited these claims but has not expressed a willingness to negotiate a settlement of these claims with the Company. As a result, on February 11, 1997, the Company filed an appeal before the Armed Services Board of Contract Appeals requesting an adjudication of this dispute. The Board has set a hearing date of August 3, 1998. The hearing is expected to last several weeks after which the Board will render a decision as to the amount of claim damages to be awarded to the Company. It is not certain at this time how long it will take the ASBCA to render its decision or whether the government will try to appeal the Boards decision. Therefore the total amount or timing of the ultimate recovery cannot be predicted at this time.

The Company's cash requirements include ongoing costs relating to pursuing the settlement of the Company's dispute with the U.S. Navy and normal recurring general and administrative expenses. The Company anticipates that existing cash and cash equivalents will be sufficient to satisfy the Company's cash requirements through the time of settlement with the U.S. Navy and final liquidation of the Company. Although management and its legal counsel cannot currently estimate when these situations will be resolved, the Company has retained what it considers sufficient funds to allow it to pursue equitable settlements with regard to all open matters currently pending. However, should this situation continue beyond a reasonable period of time, the Company believes it has the ability to acquire additional capital if necessary.

IMPACT OF THE YEAR 2000 ISSUE

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year thus causing date-sensitive software to recognize a date using "00" as the year 1900 rather than the year 2000. Since the Company no longer has operating activities, management believes that the Year 2000 Issue will not have a material impact on the financial position, operation or cash flows of the Company.

RECENT ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board("FASB") issued SFAS 130, "Reporting Comprehensive Income", which established standards for reporting and display of comprehensive income and its components. SFAS 130 requires a separate statement to report the components for comprehensive income for each period reported. The provisions of this statement are effective for fiscal years beginning after December 15, 1997. Management believes this statement will not have a significant effect on the Company's financial statements.

In June 1997, the FASB also issued SFAS 131, "Disclosure About Segments of an Enterprise and Related Information". The standard requires that companies disclose "operating segments" based on the way management disaggregates the company for making internal operating decisions. The provisions of this statement are effective for fiscal years beginning after December 15, 1997. Management of the Company anticipates that, due to its lack of operating segments, the adoption of SFAS 131 will not have a significant effect on the Company's financial statements.

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The provisions of the statement are effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Management of the Company anticipates that the adoption of SFAS 133 will not have a significant effect on the Company's results of operations or its financial position.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                      HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES


                                                                       PAGE

Report of Independent Accountants.....................                  10
Consolidated Balance Sheets...........................                  11
Consolidated Statements of Operations.................                  12
Consolidated Statements of Stockholders' Equity.......                  13
Consolidated Statements of Cash Flows.................                  14
Notes to Consolidated Financial Statements............                  15

                          REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Stockholders
Hi-Shear Industries Inc.
North Hills, New York


     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Hi-Shear Industries Inc. and its subsidiaries at May 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on
these financial statements based on our audits.   We conducted our audits of
these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in the Commitments and Contingencies note to Consolidated Financial Statements, the Company is involved in a dispute with the U.S. Navy regarding the termination of certain contracts. The Company has filed damage claims totaling $62.9 million against the Navy with respect to these contracts, however, a settlement has not been reached and the claims are being contested by the Navy. Therefore, the amount or timing of the recovery cannot be predicted at this time and no recognition of income related to this claim has been made in the consolidated financial statements.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Summary of Significant Accounting Policies Note to Consolidated Financial Statements, on February 26, 1996, the Company sold its last operating asset and effectively ceased operations. Since that date the Company has suffered recurring losses and cash flow deficit from operations that raise substantial doubt about its ability to continue as a going concern. The Company is presently in the process of liquidation, and management's plans in regard to this matter are further discussed in the Summary of Significant Accounting Policies Note to Consolidated Financial Statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                   PRICEWATERHOUSECOOPERS LLP


Los Angeles, California
July 8, 1998

                  HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                                May 31,
                                                        ----------------------
                                                          1998          1997
                                                        --------      --------
                                                             (000 Omitted)
    ASSETS
Current assets:
  Cash and equivalents                                   $  2,254      $  4,952
  Other                                                        54           153
                                                         --------      --------
    Total current assets                                    2,308         5,105

Property and equipment, at cost:
  Land                                                         80            80
  Equipment and fixtures                                      155           126
                                                         --------      --------
                                                              235           206
  Less, accumulated depreciation and amortization            (110)          (91)
                                                         --------      --------
                                                              125           115
Other assets                                                3,703         2,335
                                                         --------      --------
           Total assets                                  $  6,136      $  7,555
                                                         ========      ========

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued income taxes                                   $     25      $     40
  Other accrued expenses                                      357           600
                                                         --------      --------
    Total current liabilities                                 382           640

Commitments and contingencies

Stockholders' equity:
  Capital stock:
  Preferred stock, $1 par value: authorized 500,000
     shares; none issued                                        -             -
  Common stock, $.10 par value: authorized 10,000,000
    shares; issued 6,139,756 shares                           614           614
  Paid-in capital                                          11,153        11,153
  Accumulated deficit                                      (3,309)       (2,148)
  Less treasury stock, at cost (285,138 shares)            (2,704)       (2,704)
                                                         --------      --------
                                                            5,754         6,915
                                                         --------      --------
    Total liabilities and stockholders' equity           $  6,136      $  7,555
                                                         ========      ========

                See notes to consolidated financial statements.

                   HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Years ended May 31,
                                              ---------------------------------
                                                1998        1997        1996
                                              ---------   ---------   ---------
                                             (000 Omitted except per share data)
Revenues:
  Net sales                                   $       -   $       -   $  45,268
  Other                                               -           -       1,132
                                              ---------   ---------   ---------
                                                      -           -      46,400
                                              ---------   ---------   ---------
Cost of goods sold                                    -           -      37,316
Selling, general and administrative expenses      1,322       1,773       8,870
                                              ---------   ---------   ---------
                                                  1,322       1,773      46,186
                                              ---------   ---------   ---------

    Operating income (loss)                      (1,322)     (1,773)        214

Gain on sale of subsidiary                            -           -       1,768
Interest income                                     181         515         434
Interest expense                                      -          (1)     (1,071)
                                              ---------   ---------   ---------

    Income (loss) before income taxes            (1,141)     (1,259)      1,345

Provision for income taxes                           20          24         239
                                              ---------   ---------   ---------
     Net income (loss)                        $  (1,161)  $  (1,283)  $   1,106
                                              =========   =========   =========
Weighted average Common shares
  outstanding                                     5,855       5,855       5,855
                                              ---------   ---------   ---------

    Basic net income (loss) per share         $   (0.20)  $   (0.22)  $    0.19
                                              =========   =========   =========

               See notes to consolidated financial statements.

                    HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      Years ended May 31, 1998, 1997 and 1996

                                                                                                Cumulative
                                                         Common Stock                           translation,    Treasury Stock
                                                      ------------------              Retained  pension and  -------------------
                                                                            Paid-in   earnings     other
                                                       Shares     Amount    capital   (deficit) adjustments   Shares     Amount
                                                      --------   --------   --------   -------- -----------  --------   --------
                                                                                    (000 Omitted)
Balance, May 31, 1995                                    6,140   $    614   $ 34,572   $ (1,971)  $ (3,432)      (285)  $ (2,704)
Unrealized foreign currency translation adjustments          -          -          -          -       (265)         -          -
Realized foreign currency translation and pension
   adjustments upon sale of subsidiary                       -          -          -          -      3,697          -          -
Net Income                                                   -          -          -      1,106          -          -          -
                                                      --------   --------   --------   --------   --------   --------   --------
Balance, May 31, 1996                                    6,140        614     34,572       (865)         -       (285)    (2,704)
Distribution to Stockholders                                 -          -    (23,419)         -          -          -          -
Net Loss                                                     -          -          -     (1,283)         -          -          -
                                                      --------   --------   --------   --------   --------   --------   --------
Balance, May 31, 1997                                    6,140        614     11,153     (2,148)         -       (285)    (2,704)
Net Loss                                                     -          -          -     (1,161)         -          -          -
                                                      --------   --------   --------   --------   --------   --------   --------
Balance, May 31, 1998                                    6,140   $    614   $ 11,153   $ (3,309)  $      -       (285)  $ (2,704)
                                                      ========   ========   ========   ========   ========   ========   ========

See notes to consolidated financial statements

            HI-SHEAR INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Years ended May 31,
                                                          ---------------------------------
                                                            1998        1997        1996
                                                          ---------   ---------   ---------
                                                                    (000 Omitted)
Cash flows from operating activities:
Net income (loss)                                         $  (1,161)  $  (1,283)  $   1,106
Adjustments to reconcile net income (loss) to net
 cash used for operating activities:
    Net gain on sale of subsidiary                                -           -      (1,768)
    Depreciation and amortization                                19          13       1,789
    Increase in accounts receivable                               -           -      (1,181)
    Decrease in inventories                                       -           -         693
    Increase in other assets                                 (1,269)       (752)       (842)
    Increase (decrease) in accrued income taxes                 (15)         (3)         95
    Decrease in accounts payable, accrued
      salaries and wages and other accrued expenses            (243)       (488)     (1,295)
                                                          ---------   ---------   ---------
     Net cash used for operating activities                  (2,669)     (2,513)     (1,403)
                                                          ---------   ---------   ---------
Cash flows from investing activities:
 Capital expenditures                                           (29)        (30)     (3,344)
 Net proceeds from sale of subsidiary                             -           -      45,397
 Proceeds from sale of property and equipment                     -           -          83
                                                          ---------   ---------   ---------
     Net cash provided by (used for) investing activities       (29)        (30)     42,136
                                                          ---------   ---------   ---------
Cash flows from financing activities:
 Liquidating distribution                                         -     (23,419)          -
 Proceeds from (payment of) short-term debt                       -           -        (409)
 Proceeds from long-term debt                                     -           -      39,141
 Payment of long-term debt                                        -           -     (49,188)
                                                          ---------   ---------   ---------
      Net cash used for financing activities                      -     (23,419)    (10,456)
                                                          ---------   ---------   ---------
Effect of exchange rate changes on cash                           -           -           1
                                                          ---------   ---------   ---------
Net increase (decrease) in cash and cash equivalents         (2,698)    (25,962)     30,278
Cash and cash equivalents - beginning of year                 4,952      30,914         636
                                                          ---------   ---------   ---------
Cash and cash equivalents - end of year                   $   2,254   $   4,952   $  30,914

Supplemental disclosures of cash flow information
  Cash paid during the year for:
    Interest                                                    $53          $1      $1,049
    Income taxes                                                 37          27         341


See notes to consolidated financial statements

                     HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The significant accounting policies followed in the preparation of the accompanying consolidated financial statements of Hi-Shear Industries Inc. and Subsidiaries (the "Company") are summarized below:

     Basis of Presentation. The financial statements reflect the operating results of Hi-Shear Corporation and Subsidiaries ("HSC") until its sale on February 26, 1996. With the sale of HSC, the Company no longer conducts an operating business. The Company currently anticipates that upon final resolution of its claims against the U.S. Navy, it will complete the distribution of its assets to stockholders and seek stockholder approval to dissolve the Company. Until that time, management's plans to continue as a going concern include reducing expenses, the possible sale of certain property and banks or stockholders' loans, if required.


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

     Earnings Per Share. In February 1997, the FASB issued SFAS No. 128,"Earnings Per Share." SFAS No. 128 supersedes and simplified the previous computational guidelines under APB Opinion No. 15, "Earnings Per Share." Among other changes, SFAS No. 128 eliminates the presentation of primary EPS and replaces it with basic EPS for which common stock equivalents are not considered in the computation. It also revises the computation of diluted EPS. Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income
(loss) per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted average number of common and common equivalent shares outstanding during the period. The Company did not have any common equivalent shares outstanding during the years ended May 31, 1998, 1997 and 1996. Net income (loss) per share and weighted-average shares outstanding for the years ended May 31, 1997 and 1996 have been restated in acordance with SFAS No. 128.

     Recent Accounting Standards. In June 1997, the Financial Accounting Standards Board("FASB") issued SFAS 130, "Reporting Comprehensive Income", which established standards for reporting and display of comprehensive income and its components. SFAS 130 requires a separate statement to report the components for comprehensive income for each period reported. The provisions of this statement are effective for fiscal years beginning after December 15, 1997. Management believes this statement will not have a significant effect on the Company's financial statements.

     In June 1997, the FASB also issued SFAS 131, "Disclosure About Segments of an Enterprise and Related Information ". The standard requires that companies disclose "operating segments" based on the way management disaggregates the company for making internal operating decisions. The provisions of this statement are effective for fiscal years beginning after December 15, 1997. Management of the Company anticipates that, due to its lack of

                     HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


operating segments, the adoption of SFAS 131 will not have a significant effect of the Company's financial statements.

     In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The provisions of the statement are effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Management of the Company anticipates that the adoption of SFAS 133 will not have a significant effect on the Company's results of operations or its financial position.

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

                     HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


PROVISION FOR INCOME TAXES

     The components of the income tax provision are summarized as follows:

                                             YEARS ENDED MAY 31,
                                            1998     1997     1996
                                           -------  -------  ------
                                                 (000 OMITTED)
   Current:
        Domestic:
             Federal...................    $     -  $     -  $  160
             State and local...........         20       24      58
        Foreign.......................           -        -      21
                                           -------  -------  ------
       Total income tax provision ...      $    20  $    24  $  239
                                           =======  =======  ======

     The components included in determining the provision for income taxes are shown below:

                                             YEARS ENDED MAY 31,
                                            1998     1997     1996
                                           -------  -------  ------
                                                 (000 OMITTED)
Tax provision at federal income tax
  statutory rate.....................      $  (388) $  (428) $  457
Increase (decrease) in taxes
  resulting from:
    Alternative minimum tax..........            -        -     177
    Benefit of operating loss
      carryforwards                              -        -    (457)
    Unrecognized tax benefit                   388      430       -
    State and local taxes on income,
      net of federal tax benefit.....           16       16      38
    Other............................            4        6      24
                                           -------  -------  ------
Income tax provision per consolidated
   statements of operations..........      $    20  $    24  $  239
                                           =======  =======  ======

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. The major components of deferred tax liabilities and assets as of May 31, 1998 and 1997 were as follows:

                                                           MAY 31,
                                                      1998          1997
                                                    -------       -------
                                                        (000 Omitted)
  Assets
    Federal net operating loss carryforwards        $ 4,084       $ 3,081
    State net operating loss caryforwards               613           321
    Alternative minimum tax credit carryforwards        273           369
    Other                                               142           142
                                                    -------       -------
          Total deferred tax assets                   5,112         3,913
                                                    -------       -------
    Valuation allowance                              (5,112)       (3,913)
                                                    -------       -------
    Net deferred taxes                              $     -       $     -
                                                    =======       =======

                     HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     As of May 31, 1998, the Company had a federal net operating loss carryforward of approximately $12,000,000 which expires between 2006 and 2013, state net operating loss carryforwards of approximately $10,100,000 expiring between 1999 and 2013 and alternative minimum tax credit carryforward of $273,000 with no expiration.

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

     HSC had a discretionary incentive compensation plan which provided current and deferred compensation to various employees based upon the achievement of specific levels of operational earnings and other financial performance criteria. There were no amounts charged to expense under these plans for the year ended May 31, 1996.

     Pension coverage for employees of Hi-Shear Corporation's foreign subsidary was provided through a separate plan. Obligations under this plan were provided for by depositing funds with a trustee. The 1996 pension cost for the plan was $150,000.

     Contributions to Hi-Shear Corporation's Deferred Investment Profit Sharing Plan under Section 401(k) of the Internal Revenue Code were $285,000 for the year ended May 31, 1996. Subsequent to the sale of HSC, the Company transferred the balances of its corporate employees who participated in this plan to a new Hi-Shear Industries Inc. 401(k) Profit Sharing Plan. Company contributions to this Plan were $9,000 and $12,000 for the years ended May 31, 1998 and 1997, respectively.

CAPITAL STOCK

     Common stock outstanding at May 31, 1998 does not include 284,222 shares reserved under the Company's stock option incentive plan. At May 31, 1998, there were no options outstanding under this plan.

                     HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


OPERATING SEGMENT INFORMATION AND CONCENTRATION OF CREDIT RISK

Prior to the sale of Hi-Shear Corporation on February 26, 1996, the Company operated primarily in one industry segment, the manufacture and sale of precision fastening systems and components. The Company serviced its worldwide customer base from two manufacturing facilities located in Torrance, California and Rugby, England. Financial information for fiscal 1996, includes the operating activity for the nine month period prior to the sale.

Sales and transfers between geographic areas were generally priced to recover cost plus an appropriate mark-up for profit. Sales and transfers from domestic to foreign locations amounted to $1,110,000 for fiscal 1996. Sales and transfers from foreign to domestic locations were not material for any period presented. Operating profit is revenue less related costs and direct and allocated operating expenses, excluding interest and corporate expenses. Corporate assets are those assets maintained for general purposes, principally cash and cash equivalents and corporate facilities.

In fiscal 1996 , approximately 13% of revenue was attributable to a single customer who purchases through several different divisions and plants.

A summary of the Company's operations by geographic area is presented below:

(DOLLARS IN THOUSANDS)           1998      1997       1996
------------------------------------------------------------
Net Revenues to Unaffiliated
  Customers:
   United States               $     -    $     -    $36,547
   Foreign                           -          -      9,853
                               -------    -------    -------
                               $     -    $     -    $46,400
                               =======    =======    =======
Operating Profit:
   United States               $     -    $     -    $ 2,518
   Foreign                           -          -        189
                               -------    -------    -------
                                     -          -      2,707

Gain on Sale of Subsidiary           -          -      1,768
Corporate Expenses              (1,322)    (1,773)    (2,493)
Interest Income (Expense), net     181        514       (637)
                               -------    -------    -------
Profit (Loss) before
    income taxes               $(1,141)   $(1,259)   $ 1,345
                               =======    =======    =======
Identifiable Assets
   United States               $     -    $     -    $     -
   Foreign                           -          -          -
   Corporate                     6,288      7,555     32,748
                               -------    -------    -------
                               $ 6,288    $ 7,555    $32,748
                               =======    =======    =======

                              HI-SHEAR INDUSTRIES INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Foreign operations were conducted primarily in Europe. Certain products were manufactured in the United States and exported to foreign customers. Export sales from domestic operations were $4,700,000 for the year ended May 31, 1996.

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


COMMITMENTS AND CONTINGENCIES

     In March 1991, the Company terminated the operations of one of its subsidiaries, Defense Systems Corporation in Reno, Nevada. As a result of shutting down operations at this facility, two contracts with the U.S. Navy were terminated for default. The Company appealed the default terminations and on May 31, 1995 its appeals from the default terminations was sustained by the Armed Services Board of Contract Appeals. This decision released the Company from any obligation to repay progress payments received under the contracts, and entitled the Company to recover contract and additional costs expended in connection with the contracts. On January 31, 1996, the Company filed damage claims against the U.S. Navy totaling $62.9 million. The government has audited these claims but has not expressed a willingness to negotiate a settlement of these claims with the Company. As a result, on February 11, 1997, the Company filed an appeal before the Armed Services Board of Contract Appeals requesting an adjudication of this dispute. The Board set an appeal hearing date of August 3, 1998, at the conclusion of which, the Board will consider the facts brought out at the hearing as well as briefs to be filed by both sides in determining the amount of claim damages to be awarded to the Company. As a result of the above, the amount or timing of the recovery cannot be predicted at this time. The Company had previously written off additional costs associated with this matter due to the uncertainty of the outcome, however, since the rendering of the favorable decision, the company began accruing additional costs incurred, primarily claims preparation and legal, as claims receivable. At May 31, 1998 claims receivable of $3.5 million are included as other long term assets on the balance sheet, as management believes such amounts are reasonable and collectable. Since the ultimate recovery of these claims cannot presently be determined, no recognition from any settlement proposal, other than the claim receivable noted above,has been reflected in the accompanying financial statments.

                              HI-SHEAR INDUSTRIES INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



     Subsequent to the completion of the trial against the U.S. Navy, certain individuals involved in preparing the case were promised a discretionary bonus contingent upon the successful recovery of monetary claims. In this regard, the Company has entered into agreements with two of these individuals providing for the payment of bonuses totalling 8% of the claim proceeds recovered.

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

     In addition to related property taxes and insurance, the Company made net rental payments of approximately, $96,000, $138,000 and $950,000, for the years ended May 31, 1998, 1997 and 1996, respectively. At May 31, 1998 the Company's commitment for future minimum lease payments under noncancellable operating leases is $289,000.

                     HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


SUMMARY OF QUARTERLY RESULTS (Unaudited)
The following summarizes unaudited quarterly financial data for the fiscal years ended May 31, 1998 and May 31, 1997:

                                              For The Quarter Ended
                                  ---------------------------------------------
                                   Aug 31,     Nov 30,     Feb 28,     May 31,
                                    1997        1997        1998        1998
                                  ---------   ---------   ---------   ---------
                                       (000 Omitted, except per share data)

Revenues                                 $0          $0          $0          $0
                                  =========   =========   =========   =========
Gross profit                             $0          $0          $0          $0
                                  =========   =========   =========   =========
Net loss                              ($382)      ($283)      ($337)      ($159)
                                  =========   =========   =========   =========
Net loss per share                   ($0.07)     ($0.05)     ($0.06)     ($0.03)
                                  =========   =========   =========   =========



                                   Aug 31,     Nov 30,     Feb 28,     May 31,
                                    1997        1997        1998        1998
                                  ---------   ---------   ---------   ---------

Revenues                                 $0          $0          $0          $0
                                  =========   =========   =========   =========
Gross profit                             $0          $0          $0          $0
                                  =========   =========   =========   =========
Net loss                              ($277)      ($242)      ($425)      ($339)
                                  =========   =========   =========   =========
Net loss per share                   ($0.05)     ($0.04)     ($0.07)     ($0.06)
                                  =========   =========   =========   =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                       PART III

Item 10.  Directors and Executive Officers of the Company

NAME                     PRINCIPAL OCCUPATION AND POSITION
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


ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the cash compensation for services rendered to the Company and its subsidiaries during the fiscal years 1998, 1997 and 1996, paid to or accrued for those persons who were, at May 31, 1998, the Company's Chief Executive and all of the other executive officers of the Company and subsidiaries whose total annual salary and bonus exceeded $100,000:

SUMMARY COMPENSATION TABLE

                                                    ANNUAL
                                                 COMPENSATION
                                                ---------------
                                                SALARY    BONUS
NAME AND PRINCIPAL POSITION             YEAR      $         $
---------------------------             ----    ------    -----

David A. Wingate                        1998    $325,000 $  0
Chairman, President & Chief Executive   1997     325,000    0
                                        1996     462,000    0

Robert A. Schell                        1998     175,000  50,000
Vice President & Chief Operating        1997     175,000    0
   Officer/Space and Defense            1996     175,000    0

Victor J. Galgano                       1998     162,000    0
Vice President and Chief Financial      1997     162,000    0
   Officer                              1996     162,000    0


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

                                                         PERCENT
                                                            OF
NAME AND ADDRESS OF                       AMOUNT          COMMON
BENEFICIAL OWNER                     BENEFICIALLY OWNED   STOCK
-------------------                  ------------------  -------
GAMCO Investors, Inc.                1,417,540 (1)(2)    24.21%
  One Corporate Center
  Rye, NY 10580

David A. Wingate                     1,181,494 (3)       20.18%
  3333 New Hyde Park Road
  North Hills, NY 11042

Corbyn Invesment Management          1,124,200 (4)       19.20%
  2330 West Joppa Rd., Suite 108
  Lutherville, MD 21093

Philip M. Slonim                       446,067 (5)        7.62%
  P.O. 27835
  San Diego, CA 92128

All directors and officers as a
   group                             1,677,218           28.65%

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

     All schedules have been omitted because they are inapplicable, not required, or the required information is included elsewhere in the financial statements or notes thereto.

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

                               HI-SHEAR INDUSTRIES INC.


                               By /s/ David A. Wingate
                                 ------------------------------
                                  David A. Wingate, Chairman,
                                     President and Chief
                                     Executive


                               By /s/ Victor J. Galgano
                                 ------------------------------
                                  Victor J. Galgano, Vice
                                     President and Chief
                                     Financial Officer

August 24, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By /s/ Harold L. Bernstein
   ---------------------------------
   Harold L. Bernstein, Director


             August 24, 1998
          ----------------------
                   Date


By /s/ Philip M. Slonim
   ---------------------------------
   Philip M. Slonim, Director


             August 24, 1998
          ----------------------
                   Date


By /s/ Arthur M. Winston
   ---------------------------------
   Arthur M. Winston, Director


             August 24, 1998
          ----------------------
                   Date