Form 10-Q
period 1998-11-30
HI SHEAR INDUSTRIES INC
filed 1999-01-13
CIK 47268

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                      FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                           SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended November 30, 1998
                                                  -----------------

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

5,854,618 Common Shares were outstanding as of January 12, 1999.

                      HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                      -----------------------------------------

                                        INDEX
                                        -----

                                                                           Page
                                                                          Number
                                                                          ------

Part I.     Financial Information:

          Item 1.   Financial Statements:

                    Consolidated Balance Sheets as of
                     November 30, 1998 and May 31, 1998                      1

                    Consolidated Statements of Operations
                     for the three and six months ended
                     November 30, 1998 and 1997                              2

                    Consolidated Statements of Cash Flows
                     for the six months ended
                     November 30, 1998 and 1997                              3

                    Notes to Consolidated Financial Statements               4


          Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of Operations           6


          Item 3.   Quantitative and Qualitative Disclosures
                     About Market Risk                                       7


Part II.    Other   Information:                                             7

                      HI-SHEAR INDUSTRIES INC.  AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS


                                                          (000 Omitted)
                                                    ------------------------
                                                    November 30,     May 31,
                                                       1998           1998
                                                    ------------     -------
    ASSETS

Current assets:
  Cash and equivalents                               $   856        $ 2,254
  Other current assets                                    48             54
                                                     -------        -------
     Total current assets                                904          2,308

Property and equipment, at cost                          253            235
Less: Accumulated depreciation                          (120)          (110)
                                                     -------        -------
Net property and equipment                               133            125

Other assets                                           4,485          3,703
                                                     -------        -------
                                                     $ 5,522        $ 6,136
                                                     =======        =======



     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued income taxes                               $    16        $    25
  Other accrued expenses                                 344            357
                                                     -------        -------
     Total current liabilities                           360            382

Stockholders' equity:
  Common stock                                           614            614
  Paid-in capital                                     11,153         11,153
  Accumulated deficit                                 (3,901)        (3,309)
  Less treasury stock                                 (2,704)        (2,704)
                                                     -------        -------
     Total stockholders' equity                        5,162          5,754
                                                     -------        -------
                                                     $ 5,522        $ 6,136
                                                     =======        =======



See notes to consolidated financial statements.

                      HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              (000 Omitted except per share data)
                                                      ----------------------------------------------------
                                                        Three Months Ended             Six Months Ended
                                                      ----------------------        ----------------------
                                                           November 30,                  November 30,
                                                       1998           1997           1998           1997
                                                      ----------------------        ----------------------

General and administrative expense                    $  299         $  330         $  630         $  769

Interest income                                          (13)           (47)           (38)          (104)
                                                      ----------------------        ----------------------

   Loss Before Income Taxes                             (286)          (283)          (592)          (665)

Provision for  income taxes                                -              -              -              -
                                                      ----------------------        ----------------------

   Net Loss                                           $ (286)        $ (283)        $ (592)        $ (665)
                                                      ======================        ======================

Basic and diluted earnings per common share:
   Net Loss                                           $(0.05)        $(0.05)        $(0.10)        $(0.11)
                                                      ======================        ======================

Weighted average common shares outstanding             5,855          5,855          5,855          5,855
                                                      ======================        ======================



See notes to consolidated financial statements.

                      HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          (000 Omitted)
                                                    ------------------------
                                                        Six Months Ended
                                                          November 30,
                                                       1998           1998
                                                    ------------     -------
Cash flows from operating activities:
  Net loss                                           $  (592)       $  (665)
  Adjustments to reconcile net loss to
  net cash used for operating activities:
     Depreciation and amortization                        10              6
     Decrease in accrued income taxes                     (9)           (11)
     Decrease in other accrued expenses                  (13)           (73)
     Increase in other assets                           (776)          (830)
                                                     -----------------------

         Net cash used for operating activities       (1,380)        (1,573)
                                                     -----------------------

Cash flows from investing activities:
  Capital expenditures                                   (18)           (20)
                                                     -----------------------

         Net cash used for investing activities          (18)           (20)
                                                     -----------------------

Net decrease in cash and cash equivalents             (1,398)        (1,593)
Cash and cash equivalents - beginning of period        2,254          4,952
                                                     -----------------------
Cash and cash equivalents - end of period            $   856        $ 3,359
                                                     =======================



See notes to consolidated financial statements.

                      HI-SHEAR INDUSTRIES INC.  AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note A - Basis of Presentation

       The accompanying consolidated financial statements of Hi-Shear Industries Inc. and its subsidiaries (The Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim financial statements presented herein have not been audited by independent public accountants, but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The consolidated balance sheet data presented herein for May 31, 1998 was derived from the Company's audited consolidated financial statements for the fiscal year then ended. The preparation of financial statements in accordance with generally accepted accounting principles requires the Company's management to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 1998.

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


Note B - Contingencies

       On January 31, 1996, the Company filed damage claims against the U.S. Navy totaling $62.9 million arising from the termination of two contracts held by a subsidiary, Defense Systems Corporation. The government audited these claims but did not express a willingness to negotiate a settlement of these claims with the Company. As a result, on February 11, 1997, the Company filed an appeal before the Armed Services Board of Contract Appeals requesting an adjudication of this dispute. At a hearing which concluded September 17, 1998, the Board heard evidence regarding this matter and will now consider the facts brought out at the hearing as well as briefs to be filed by both sides no later than January 15, 1999 in determining the amount of claim damages to be awarded to the Company. As a result of the above, the amount or timing of the recovery cannot be predicted at this time. The Company had previously written off additional costs associated with this matter due to uncertainty of the outcome, however, since the rendering of the favorable decision in May 1995 by the Armed Services Board of Contract Appeals, the Company began capitalizing additional costs incurred, primarily claims preparation and legal costs, as claims receivable. At November 30, 1998 and May 31, 1998 claims receivable of $4.3 million and $3.5 million, respectively, are included as other long term assets on the balance sheet, as management believes such amounts are reasonable and collectable. Since the amount of recovery of these claims cannot presently be determined, no recognition from any settlement proposal, other than the claim receivable noted above, has been reflected in the accompanying financial statements.

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

       Basic net income (loss) per share is computed by dividing the net income
(loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted average number of common and common equivalent shares outstanding during the period. The Company did not have any common equivalent shares outstanding during the three and six month periods ended November 30, 1998 and 1997. Net loss per share and weighted-average shares outstanding for the three and six month period ended November 30, 1997 have been restated in accordance with SFAS No. 128.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Results of Operations

       On February 26, 1996, the Company sold its last remaining operating entity, Hi-Shear Corporation and its subsidiaries and effectively ceased operations. Since that time the Company has reduced corporate staff and expenses to a minimum level. During the six month periods ended November 30, 1998 and 1997, corporate overhead totaled $630,000 and $769,000 , respectively, which consist primarily of the ongoing costs necessary to pursue the settlement of the Company's dispute with the U.S. Navy. The interest income reported during the respective periods was due to interest earned on the investment of the proceeds retained from the sale of Hi-Shear Corporation.

Liquidity and Capital Resources

       On February 26, 1996, the Company completed the sale of Hi-Shear Corporation to GFI Industries S.A. for a total purchase price of $46 million generating net proceeds from the sale , after deducting transaction costs, of $44.4 million. Of that amount, approximately $13 million was used to repay all amounts outstanding under the Company's loan agreements and the remaining balance was deposited in short term investment accounts. The Company has previously announced its intention to liquidate and distribute the proceeds from this sale as well as any settlement received from the resolution of the Company's long standing dispute with the U.S. Navy. In this regard, the Company made an initial liquidating distribution to shareholders of approximately $23.4 million $(4 per share) on August 1, 1996. At November 30, 1998 the Company had $856,000 remaining in cash and cash equivalents.

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





Date: January 12. 1999
      ----------------