Form 10-Q
period 1999-02-28
HI SHEAR INDUSTRIES INC
filed 1999-04-13
CIK 47268

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM I0-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended February 28, 1999
                                              -----------------

                         Commission file number 1-7633

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

                                         Yes /X/   No / /

5,854,618 Common Shares were outstanding as of April 12, 1999.

                      HI-SHEAR INDUSTRIES INC.  AND SUBSIDIARIES

                                         INDEX
                                                                           Page
                                                                          Number
                                                                          ------

Part I.  Financial Information:

      Item 1.     Financial Statements:

                  Consolidated Balance Sheets as of
                     February 28, 1999 and May 31, 1998                     1

                  Consolidated Statements of Operations
                     for the three and nine months ended
                     February 28, 1999 and 1998                             2

                  Consolidated Statements of Cash Flows
                     for the nine months ended
                     February 28, 1999 and 1998                             3

                  Notes to Consolidated Financial Statements                4


      Item 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of Operations          6


      Item 3.     Quantitative and Qualitative Disclosures
                     About Market Risk                                      7


Part II. Other Information:                                                 7

                    HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                             (000 Omitted)
                                                       ------------------------
                                                       February 28,     May 31,
                                                          1999           1998
                                                        --------       --------
        ASSETS

Current assets:
    Cash and equivalents                                $    409       $  2,254
    Other current assets                                      23             54
                                                        --------       --------
          Total current assets                               432          2,308

Property and equipment, at cost                              253            235
Less: Accumulated depreciation                              (124)          (110)
                                                        --------       --------
Net property and equipment                                   129            125

Other assets                                               4,598          3,703
                                                        --------       --------
                                                        $  5,159       $  6,136
                                                        ========       ========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accrued income taxes                                $     11       $     25
    Other accrued expenses                                   322            357
                                                        --------       --------
          Total current liabilities                          333            382

Stockholders' equity:
    Common stock                                             614            614
    Paid-in capital                                       11,153         11,153
    Accumulated deficit                                   (4,237)        (3,309)
    Less treasury stock                                   (2,704)        (2,704)
                                                        --------       --------
          Total stockholders' equity                       4,826          5,754
                                                        --------       --------
                                                        $  5,159       $  6,136
                                                        ========       ========


See notes to consolidated financial statements.

                    HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       (000 Omitted except per share data)
                                                 ----------------------------------------------
                                                  Three Months Ended         Nine Months Ended
                                                 --------------------      --------------------
                                                     February 28,              February 28,
                                                   1999        1998          1999       1998
                                                 --------------------      --------------------
General and administrative expense               $   343      $   378      $   973      $ 1,147

Interest income                                       (7)         (41)         (45)        (145)
                                                 --------------------      --------------------

    Loss Before Income Taxes                        (336)        (337)        (928)      (1,002)

Provision for  income taxes                           --           --           --           --
                                                 --------------------      --------------------

    Net Loss                                     ($  336)     ($  337)     ($  928)     ($1,002)
                                                 ====================      ====================

Basic and diluted earnings per common share:
    Net Loss                                     ($ 0.06)     ($ 0.06)     ($ 0.16)     ($ 0.17)
                                                 ====================      ====================

Weighted average common shares outstanding         5,855        5,855        5,855        5,855
                                                 ====================      ====================



See notes to consolidated financial statements.

                    HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               (000 Omitted)
                                                          ----------------------
                                                            Nine Months Ended
                                                               February  28,
                                                             1999         1998
                                                          ----------------------
Cash flows from operating activities:
    Net loss                                               ($  928)     ($1,002)
    Adjustments to reconcile net loss to
    net cash used for operating activities:
         Depreciation and amortization                          14           10
         Decrease in accrued income taxes                      (14)         (30)
         Decrease in other accrued expenses                    (35)         (88)
         Increase in other assets                             (864)        (993)
                                                          ----------------------
               Net cash used for operating activities       (1,827)      (2,103)
                                                          ----------------------

Cash flows from investing activities:
    Capital expenditures                                       (18)         (30)
                                                          ----------------------

               Net cash used for investing activities          (18)         (30)
                                                          ----------------------

Net decrease in cash and cash equivalents                   (1,845)      (2,133)
Cash and cash equivalents - beginning of period              2,254        4,952
                                                          ----------------------
Cash and cash equivalents - end of period                  $   409      $ 2,819
                                                          ======================


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

Note B - Contingencies

      On January 31, 1996, the Company filed damage claims against the U.S. Navy totaling $62.9 million arising from the termination of two contracts held by a subsidiary, Defense Systems Corporation. The government audited these claims but did not express a willingness to negotiate a settlement of these claims with the Company. As a result, on February 11, 1997, the Company filed an appeal before the Armed Services Board of Contract Appeals requesting an adjudication of this dispute. At a hearing which concluded September 17, 1998, the Board heard evidence regarding this matter and will now consider the facts brought out at the hearing as well as briefs filed by both sides on January 22, 1999 and February 22, 1999 in determining the amount of claim damages to be awarded to the Company. As a result of the above, the amount or timing of the recovery cannot be predicted at this time. The Company had previously written off additional costs associated with this matter due to uncertainty of the outcome, however, since the rendering of the favorable decision in May 1995 by the Armed Services Board of Contract Appeals, the Company began capitalizing additional costs incurred, primarily claims preparation and legal costs, as claims receivable. At February 28, 1999 and May 31, 1998 claims receivable of $4.4 million and $3.5 million, respectively, are included as other long term assets on the balance sheet, as management believes such amounts are reasonable and collectable. Since the amount of recovery of these claims cannot presently be determined, no recognition from any settlement proposal, other than the claim receivable noted above, has been reflected in the accompanying financial statements.

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

      Basic net income (loss) per share is computed by dividing the net income
(loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted average number of common and common equivalent shares outstanding during the period. The Company did not have any common equivalent shares outstanding during the three and nine month periods ended February 28, 1999 and 1998. Net loss per share and weighted-average shares outstanding for the three and nine month period ended February 28, 1998 have been restated in accordance with SFAS No. 128.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Results of Operations

      On February 26, 1996, the Company sold its last remaining operating entity, Hi-Shear Corporation and its subsidiaries and effectively ceased operations. Since that time the Company has reduced corporate staff and expenses to a minimum level. During the nine month periods ended February 28, 1999 and 1998, corporate overhead totaled $973,000 and $1,147,000 , respectively, which consist primarily of the ongoing costs necessary to pursue the settlement of the Company's dispute with the U.S. Navy. The interest income reported during the respective periods was due to interest earned on the investment of the proceeds retained from the sale of Hi-Shear Corporation.

Liquidity and Capital Resources

      On February 26, 1996, the Company completed the sale of Hi-Shear Corporation to GFI Industries S.A. for a total purchase price of $46 million generating net proceeds from the sale , after deducting transaction costs, of $44.4 million. Of that amount, approximately $13 million was used to repay all amounts outstanding under the Company's loan agreements and the remaining balance was deposited in short term investment accounts. The Company has previously announced its intention to liquidate and distribute the proceeds from this sale as well as any settlement received from the resolution of the Company's long standing dispute with the U.S. Navy. In this regard, the Company made an initial liquidating distribution to shareholders of approximately $23.4 million ($4 per share) on August 1, 1996. At February 28, 1999 the Company had $409,000 remaining in cash and cash equivalents.

      The Company's cash requirements include ongoing costs relating to pursuing the settlement of the Company's dispute with the U.S. Navy and normal recurring general and administrative expenses. The Company anticipates that existing cash and cash equivalents will be sufficient to satisfy the Company's cash requirements through the time of settlement with the U.S. Navy and final liquidation of the Company. Although management and its legal counsel cannot currently estimate when these situations will be resolved, the Company has retained what it considers sufficient funds to allow it to pursue equitable settlements with regard to all open matters currently pending. In addition, the Company has retained real estate which can be sold or used as collateral to acquire additional capital if necessary.

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


Date: April 12. 1999