Form 10-K
period 1999-05-31
HI SHEAR INDUSTRIES INC
filed 1999-08-30
CIK 47268

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 1999             Commission file number 1-7633


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

Yes  X       No

On August 18, 1999, 5,854,618 shares of the Registrant's Common Stock were outstanding. Of these shares, 1,677,218 shares were held by persons who may be deemed to be affiliates. The aggregate market value (based on the average bid and ask price of these shares on the Over The Counter Exchange of $2.53 a share) of the 4,177,400 shares held by non-affiliates of the registrant was $10,570,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                     PART I

ITEM 1.  BUSINESS

         (a)  General Development of Business

         HI-SHEAR INDUSTRIES INC. ("the Company"), a Delaware corporation organized in 1976, was engaged primarily in the manufacture and sale of high technology Aerospace Fastening Systems products through its wholly-owned subsidiary, Hi-Shear Corporation ("HSC") until February 26, 1996.

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


ITEM 2.  PROPERTIES

         The Company's corporate headquarters are located in an office building at North Hills, New York, where 2,475 square feet of space are leased at a current annual rental of approximately $62,000 under a lease which expires October 31, 2002.

         HSI Properties, Inc., a wholly-owned subsidiary of the Company, owns 16 acres of land in Saugus, California, with incidental structures (2,700 sq. ft.) being leased to a former subsidiary, Hi-Shear Technology Corp., for $101,238 per year. The lease expired May 31, 1999. On June 4, 1999 this land was purchased by Hi-Shear Technology Corp. in accordance with the lease terms. See SUBSEQUENT EVENTS in the notes to consolidated financial statements.

ITEM 3.  LEGAL PROCEEDINGS

         In 1991, the U.S. Navy terminated for default two contracts held by a discontinued subsidiary of the Company and sought reimbursement of progress payments totaling $11.2 million made against these contracts. The Company appealed the default terminations and on May 31, 1995 its appeal was sustained. This decision effectively released the Company from any obligation to repay progress payments received under the contracts. On January 31, 1996, the Company filed damage claims against the U.S. Navy totaling $62.9 million. The government audited these claims but was unwilling to negotiate a settlement of these claims with the Company. As a result, on February 11, 1997, the Company filed an appeal before the Armed Services Board of Contract Appeals requesting an adjudication of this dispute. The Board conducted hearings on this appeal during August and September 1998. Each side subsequently filed post hearing briefs and rebuttal briefs in February and March 1999. The Board is currently considering the facts brought out at the hearing as well as briefs filed by both sides in determining the amount of claim damages to be awarded to the Company. See COMMITMENTS AND CONTINGENCIES in the notes to consolidated financial statements.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None



                                     PART II


ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock had, until August 1, 1996, been traded on the New York Stock Exchange ("NYSE") under the symbol "HSI." On August 1, 1996, the Company made an initial liquidating distribution of approximately $23.4 million ($4.00 per share). Prior to that the Company had not paid a dividend on common stock since August 1990. Concurrent with this distribution, the NYSE suspended trading in the Company's common stock and made application to delist the issue. The following table sets forth the high and low prices per share of the Company's Common Stock, as derived from trades executed on the Over-The-Counter Exchange.


                                                    PER COMMON SHARE
                                                      MARKET PRICE
                                                    ----------------
                                                      HIGH     LOW
                                                      ----     ---
Quarter Ended
  August 1998.........................              $3.00     $2.63
  November 1998.......................               2.88      2.44
  February 1999.......................               2.63      2.44
  May 1999............................               2.63      2.50

Fiscal Year Ended May 31, 1999                      $3.00     $2.44
                                                    -----     -----
                                                    -----     -----
  Quarter Ended
  August 1997.........................              $2.45     $2.25
  November 1997.......................               2.25      2.00
  February 1998.......................               2.50      2.00
  May 1998............................               2.63      2.00

Fiscal Year Ended May 31, 1998                      $2.63     $2.00
                                                    -----     -----
                                                    -----     -----

         As of August 18, 1999 there were approximately 700 holders of record of the Company's Common Stock.



ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected financial information of the Company and its subsidiaries for the five years ended May 31, 1999. This selected financial information should be read in conjunction with the Consolidated Financial Statements and notes thereto, and Management's Discussion and Analysis of Results of Operations and Financial Condition included elsewhere herein.

                                                 FOR THE FISCAL YEAR ENDED MAY 31,
                                   --------------------------------------------------------------
                                   1999          1998          1997          1996          1995
                                   ----          ----          ----          ----          ----
                                            (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

SELECTED STATEMENT OF
  OPERATIONS DATA:

Revenues from operations(A)     $     --      $     --      $     --      $ 46,400      $ 58,639
                                                                          --------      --------
                                                                          --------      --------

Net income (loss)(A)            $ (1,224)     $ (1,161)     $ (1,283)     $  1,106      $   (545)
                                --------      --------      --------      --------      --------
                                --------      --------      --------      --------      --------


Weighted Average Shares
  Outstanding                      5,855         5,855         5,855         5,855         5,855
                                --------      --------      --------      --------      --------
                                --------      --------      --------      --------      --------


Per Common Share Data:

Net income (loss)               $   (.21)     $   (.20)     $   (.22)     $    .19      $   (.09)
                                --------      --------      --------      --------      --------
                                --------      --------      --------      --------      --------



                                                             AS OF MAY 31,
                                     ----------------------------------------------------
                                     1999        1998        1997        1996        1995
                                     ----        ----        ----         ----       ----
                                                       (DOLLARS IN THOUSANDS)

Selected Balance Sheet Data:
Current assets                    $   100     $ 2,308     $ 5,105     $31,103     $34,846
Current liabilities                   343         382         640       1,131      12,563
Working capital (deficit)            (243)      1,926       4,465      29,972      22,283
Total assets                        4,873       6,136       7,555      32,748      49,514
Long-term debt                         --          --          --          --       9,872
Stockholders' equity                4,530       5,754       6,915      31,617      27,079



(A) Includes revenues and income (loss) from operations of HSC through February 26, 1996 at which date HSC was sold. For the year ended May 31, 1996, net income (loss) includes a gain on the sale of HSC in the amount of $1.8 million. With the completion of this sale, the Company disposed of its last remaining operating assets and effectively ceased operations.

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


RESULTS OF OPERATIONS


         The Company had no operating activities subsequent to the sale of Hi-Shear Corporation during fiscal 1996. The $1.2 million and $1.3 million of general and administrative costs incurred in fiscal 1999 and 1998, respectively, include professional and other costs associated with the dispute over price adjustment on the sale of Hi-Shear Corporation as well as the ongoing costs necessary to pursue the settlement of the Company's dispute with the U.S. Navy.

         The interest income reported in fiscal 1999, 1998 and 1997 was due to interest earned on the investment of the proceeds from the sale of Hi-Shear Corporation. The investable proceeds declined considerably after the initial liquidating distribution to shareholders of approximately $23.4 million on August 1, 1996.

         The Company did not record a provision or benefit for federal income taxes due to it's tax loss carryforward position.


LIQUIDITY AND CAPITAL RESOURCES


         On February 26, 1996, the Company completed the sale of Hi-Shear Corporation to GFI Industries S.A. for a total purchase price of $46 million generating net proceeds from the sale, after deducting transaction costs, of $44.4 million. Of that amount, approximately $13 million was used to repay all amounts outstanding under the Company's loan agreements and the remaining balance was deposited in short term investment accounts. With the sale of Hi-Shear Corporation the Company no longer had operating businesses and announced its intention to liquidate and distribute the proceeds from the sale of Hi-Shear Corporation as well as any settlement received from the resolution of the Company's long standing dispute with the U.S. Navy. In this regard, the Company made an initial liquidating distribution to shareholders of approximately $23.4 million ($4.00 per share) on August 1, 1996. Under the terms of the agreement for the sale of Hi-Shear Corporation, the Company was required to maintain working capital of not less than $3,000,000 through March 31, 1997. Subsequent to that date there are no restrictions on Company distributions. At May 31, 1999 the Company had $33,000 remaining in cash and cash equivalents. On June 4, 1999, the Company received $1.1 million as proceeds from the sale of real estate which was previously leased to a former subsidiary. See SUBSEQUENT EVENTS in the notes to consolidated financial statements.

         On May 31, 1995 the Company learned that its appeal of the default terminations filed by the Navy with regard to the two contracts being held by a subsidiary, Defense Systems Corporation had been sustained and converted to termination for the convenience of the government. On January 31, 1996 the Company filed damage claims against the U.S. Navy totaling $62.9 million. The government has audited these claims but has not expressed a willingness to negotiate a settlement of these claims with the Company. As a result, on February 11, 1997, the Company filed an appeal before the Armed Services Board of Contract Appeals requesting an adjudication of this dispute. The Board conducted hearings on this appeal during August and September 1998. Each side subsequently filed post hearing briefs and rebuttal briefs in February and March 1999. The Board is currently considering the facts brought out at the hearing as well as briefs filed by both sides in determining the amount of claim damages to be awarded to the Company. It is not certain at this time how long it will take the ASBCA to render its decision or whether the government will try to appeal the Boards decision. Therefore the total amount or timing of the ultimate recovery cannot be predicted at this time.

         The Company's cash requirements include ongoing costs relating to pursuing the settlement of the Company's dispute with the U.S. Navy and normal recurring general and administrative expenses. The Company anticipates that existing cash and cash equivalents and the proceeds from the sale of real estate (see SUBSEQUENT EVENTS in the notes to consolidated financial statements) will be sufficient to satisfy the Company's cash requirements through the time of settlement with the U.S. Navy and final liquidation of the Company. Although management and its legal counsel cannot currently estimate when these situations will be resolved, the Company has retained what it considers sufficient funds to allow it to pursue equitable settlements with regard to all open matters currently pending. However, should this situation continue beyond a reasonable period of time, the Company believes it has the ability to acquire additional capital if necessary through bank or stockholder financing.


IMPACT OF THE YEAR 2000 ISSUE


         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year thus causing date-sensitive software to recognize a date using "00" as the year 1900 rather than the year 2000. Since the Company no longer has operating activities, management believes that the Year 2000 Issue will not have a material impact on the financial position, results of operations or cash flows of the Company.


RECENT ACCOUNTING STANDARDS

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


                        REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders
Hi-Shear Industries Inc.
North Hills, New York

         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Hi-Shear Industries Inc. and its subsidiaries at May 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1999 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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

                                   PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
July 20, 1999

                   HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                  May 31,
                                                             ------------------
                                                             1999          1998
                                                             ----          ----
                                                                (000 Omitted)

    ASSETS
Current assets:
  Cash and equivalents                                    $     33      $  2,254
  Other                                                         67            54
                                                          --------      --------
    Total current assets                                       100         2,308

Property and equipment, at cost:
  Land                                                          80            80
  Equipment and fixtures                                       175           155
                                                          --------      --------
                                                               255           235
  Less, accumulated depreciation and amortization             (130)         (110)
                                                          --------      --------
                                                               125           125
Other assets                                                 4,648         3,703
                                                          --------      --------
           Total assets                                   $  4,873      $  6,136
                                                          --------      --------
                                                          --------      --------

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued income taxes                                    $     30      $     25
  Other accrued expenses                                       313           357
                                                          --------      --------
    Total current liabilities                                  343           382

Commitments and contingencies

Stockholders' equity:
  Capital stock:
  Preferred stock, $1 par value: authorized 500,000
     shares; none issued                                        --            --
  Common stock, $.10 par value: authorized 10,000,000
    shares; issued 6,139,756 shares                            614           614
  Paid-in capital                                           11,153        11,153
  Accumulated deficit                                       (4,533)       (3,309)
  Less treasury stock, at cost (285,138 shares)             (2,704)       (2,704)
                                                          --------      --------
                                                             4,530         5,754
                                                          --------      --------
    Total liabilities and stockholders' equity            $  4,873      $  6,136
                                                          --------      --------
                                                          --------      --------


See notes to consolidated financial statements.

                    HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         Years ended May 31,
                                                 ----------------------------------
                                                 1999           1998           1997
                                                 ----           ----           ----
                                                        (000 Omitted except
                                                          per share data)

General and administrative expenses             $1,240         $1,322         $1,773
Interest income                                    (47)          (181)          (514)
                                               -------         -------       -------

    Loss before income taxes                    (1,193)        (1,141)        (1,259)

Provision for income taxes                          31             20             24
                                               -------         -------       -------

     Net loss                                  ($1,224)        ($1,161)      ($1,283)
                                               -------         -------       -------
                                               -------         -------       -------

Weighted average Common shares
  outstanding                                    5,855           5,855         5,855
                                               -------         -------       -------

    Basic net loss per share                    ($0.21)         ($0.20)       ($0.22)
                                               -------         -------       -------
                                               -------         -------       -------



See notes to consolidated financial statements.

                    HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years ended May 31, 1999, 1998 and 1997


                                     COMMON STOCK                    RETAINED         TREASURY STOCK
                                   ----------------      PAID-IN     EARNINGS        ----------------
                                   SHARES    AMOUNT      CAPITAL     (DEFICIT)       SHARES    AMOUNT
                                   ------    ------      -------     ---------       ------    ------

Balance, May 31, 1996              6,140     $   614     $34,572     ($  865)        (285)     ($2,704)

Distribution to Stockholders          --          --     (23,419)         --           --           --

Net Loss                                                              (1,283)
                                   -----     -------     -------     -------         ----      -------

Balance, May 31, 1997              6,140         614      11,153      (2,148)        (285)      (2,704)

Net Loss                              --          --          --      (1,161)          --           --
                                   -----     -------     -------     -------         ----      -------

Balance, May 31, 1998              6,140         614      11,153      (3,309)        (285)      (2,704)

Net Loss                              --          --          --      (1,224)          --           --
                                   -----     -------     -------     -------         ----      -------

Balance, May 31, 1999              6,140     $   614     $11,153     ($4,533)        (285)     ($2,704)
                                   -----     -------     -------     -------         ----      -------
                                   -----     -------     -------     -------         ----      -------


See notes to consolidated financial statements

             HI-SHEAR INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   Years Ended May 31,
                                                                         -----------------------------------
                                                                          1999           1998           1997
                                                                          ----           ----           ----
                                                                                    (000 Omitted)
Cash flows from operating activities:
Net loss                                                                ($1,224)       ($1,161)       ($1,283)
Adjustments to reconcile net loss to net
 cash used for operating activities:
           Depreciation and amortization                                     20             19             13
           Increase in other assets                                        (958)        (1,269)          (752)
           Increase (decrease) in accrued income taxes                        5            (15)            (3)
           Decrease in other accrued expenses                               (44)          (243)          (488)
                                                                        -------        -------        -------
             Net cash used for operating activities                      (2,201)        (2,669)        (2,513)
                                                                        -------        -------        -------

Cash flows from investing activities:
        Capital expenditures                                                (20)           (29)           (30)
                                                                        -------        -------        -------
                    Net cash used for investing activities                  (20)           (29)           (30)
                                                                        -------        -------        -------

Cash flows from financing activities:
        Liquidating distribution                                             --             --        (23,419)
                                                                        -------        -------        -------
                    Net cash used for financing activities                   --             --        (23,419)
                                                                        -------        -------        -------
Net decrease in cash and cash equivalents                                (2,221)        (2,698)       (25,962)

Cash and cash equivalents - beginning of year                             2,254          4,952         30,914
                                                                        -------        -------        -------
Cash and cash equivalents - end of year                                 $    33        $ 2,254        $ 4,952
                                                                        -------        -------        -------
                                                                        -------        -------        -------

Supplemental disclosures of cash flow information Cash paid
 during the year for:
    Interest                                                                 $1            $53             $1
    Income taxes                                                             26             37             27



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

         Cash and Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The cash balances on deposit are held principally at one financial institution and at times, have exceeded insurable amounts. The Company believes it mitigates its risks by investing in or through a major financial institution. Cash and cash equivalents are reflected in the accompanying consolidated balance sheet at amounts considered by management to reasonably approximate fair value.

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

         Earnings Per Share. In February 1997, the FASB issued SFAS
No. 128,"Earnings Per Share." SFAS No. 128 supersedes and simplified the previous computational guidelines under APB Opinion No. 15, "Earnings Per Share." Among other changes, SFAS No. 128 eliminates the presentation of primary EPS and replaces it with basic EPS for which common stock equivalents are not considered in the computation. It also revises the computation of diluted EPS. Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income
(loss) per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted average number of common and common equivalent shares outstanding during the period. The Company did not have any common equivalent shares outstanding during the years ended May 31, 1999, 1998 and 1997. Net income (loss) per share and weighted-average shares outstanding for the year ended May 31, 1997 has been restated in accordance with SFAS No. 128.

         Recent Accounting Standards. In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The provisions of the statement are effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Management of the Company anticipates that the adoption of SFAS 133 will not have a significant effect on the Company's results of operations or its financial position.

                    HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


SALE OF SUBSIDIARY

         On February 26, 1996, pursuant to approval received at the Annual Meeting of Shareholders on February 23, 1996, the Company sold its aerospace fastener subsidiary Hi-Shear Corporation and its subsidiaries to GFI Industries S.A. of Belfort, France for $46 million in cash. The sale was treated as a sale of stock for accounting purposes. As a result, the Company recognized a gain of approximately $1.8 million in its statement of operations and the related balance sheet accounts of Hi-Shear Corporation and its affiliated companies were removed from the Company's consolidated balance sheet. The sales price was subject to adjustment based upon a review of the closing balance sheet of Hi-Shear Corporation and verification by GFI of the net asset value as required under the terms of the sale. The Company and GFI were unable to reach an agreement on the net asset value with GFI requesting downward adjustments to the sales price totaling $6.4 million. The disagreement was submitted to arbitration as required under the Stock Purchase Agreement. After reviewing material submitted by both parties, the arbitrator decided in favor of the Company and essentially finalized the purchase price at $46 million. Additionally, under the terms of the agreement for the sale of HSC, the Company was restricted from distributing to its stockholders, by means of dividend or otherwise, at least $3.0 million of the purchase price through March 31, 1997. Subsequent to that date, the Company may distribute any remaining funds not utilized for operations.


PROVISION FOR INCOME TAXES

         The components of the income tax provision are summarized as follows:

                                                 YEARS ENDED MAY 31,
                                              ------------------------
                                               1999     1998     1997
                                              ------   ------   ------
                                                    (000 OMITTED)
   Current:
         Domestic:
                 State and local...........    $ 31     $ 20     $ 24
                                               ----     ----     ----

         Total income tax provision........    $ 31     $ 20     $ 24
                                               ----     ----     ----
                                               ----     ----     ----

                    HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         The components included in determining the provision for income taxes are shown below:


                                                          YEARS ENDED MAY 31,
                                                   --------------------------------
                                                   1999          1998          1997
                                                   ----          ----          ----
                                                            (000 OMITTED)

Tax provision at federal income tax
  statutory rate .........................        $(406)        $(388)        $(428)
Increase (decrease) in taxes
  resulting from:
    Unrecognized tax benefit .............          406           388           430
    State and local taxes on income,
      net of federal tax benefit .........           17            16            16
    Other ................................           14             4             6
                                                  -----         -----         -----
Income tax provision per consolidated
   statements of operations ..............        $  31         $  20         $  24
                                                  -----         -----         -----
                                                  -----         -----         -----


         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. The major components of deferred tax liabilities and assets as of May 31, 1999 and 1998 were as follows:

                                                                MAY 31,
                                                     -----------------------------
                                                       1999                  1998
                                                       ----                  ----
                                                             (000 Omitted)
Assets
  Federal net operating loss carryforwards           $ 5,174               $ 4,084
  State net operating loss caryforwards                  683                   613
  Alternative minimum tax credit carryforwards           273                   273
  Other                                                  142                   142
                                                     -------               -------
     Total deferred tax assets                         6,272                 5,112
                                                     -------               -------
  Valuation allowance                                 (6,272)               (5,112)
                                                     -------               -------
     Net deferred taxes                              $    --               $    --
                                                     -------               -------
                                                     -------               -------

      As of May 31, 1999, the Company had a federal net operating loss carryforward of approximately $15,200,000 which expires between 2006 and 2014, state net operating loss carryforwards of approximately $11,330,000 expiring between 1999 and 2014 and alternative minimum tax credit carryforward of $273,000 with no expiration.

                    HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


PENSION AND INCENTIVE COMPENSATION PLANS

         Prior to its sale on February 26, 1996, Hi-Shear Corporation maintained a Deferred Investment Profit Sharing Plan under Section 401(k) of the Internal Revenue Code. Subsequent to the sale of HSC, the Company transferred the balances of its corporate employees who participated in this plan to a new Hi-Shear Industries Inc. 401(k) Profit Sharing Plan. Company contributions to this Plan were $11,000, $9,000 and $12,000 for the years ended May 31, 1999, 1998 and 1997, respectively.

CAPITAL STOCK

         Common stock outstanding at May 31, 1999 does not include 284,222 shares reserved under the Company's stock option incentive plan. At May 31, 1999, there were no options outstanding under this plan.


SUBSEQUENT EVENTS

         On June 4, 1999, in accordance with the terms of a lease between HSI Properties Inc., a wholly owned subsidiary of the Company, and Hi-Shear Technology Corporation (HSTC) dated June 4, 1993, HSTC exercised its option to purchase the property it was currently leasing in Saugus California. The purchase price was $1,000,000 plus escalations totaling $124,864 which will result in a gain on sale of land of approximately $1,045,000. The total proceeds of $1,124,864 will be used as working capital by the Company.


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

                    HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


As a result, on February 11, 1997, the Company filed an appeal before the Armed Services Board of Contract Appeals requesting an adjudication of this dispute. The Board conducted hearings on this appeal during August and September 1998. Each side subsequently filed post hearing briefs and rebuttal briefs in February and March 1999. The Board is currently considering the facts brought out at the hearing as well as briefs filed by both sides in determining the amount of claim damages to be awarded to the Company. As a result of the above, the amount or timing of the recovery cannot be predicted at this time. The Company had previously written off additional costs associated with this matter due to the uncertainty of the outcome, however, since the rendering of the favorable decision, the company began accruing additional costs incurred, primarily claims preparation and legal, as claims receivable. At May 31, 1999 claims receivable of $4.4 million are included as other long term assets on the balance sheet, as management believes such amounts are reasonable and collectable. In addition, the Company has netted deferred legal cost, subject to negotiations, against other assets of approximately $1.8 million which will be settled upon final resolution of the claim with the U.S. Navy. Since the ultimate recovery of these claims cannot presently be determined, no recognition from any settlement proposal, other than the claim receivable noted above, has been reflected in the accompanying financial statements.

         Subsequent to the completion of the trial against the U.S. Navy, certain employees involved in preparing the case were promised a discretionary bonus contingent upon the successful recovery of monetary claims. In this regard, the Company has entered into agreements with two of these individuals providing for the payment of bonuses totaling 8% of the claim proceeds recovered.

         The Company is involved in various other actions arising in the normal course of business with respect to contracts and employment claims. Management, after taking into consideration legal counsel's evaluation of all contingent matters believes that the disposition of these matters will not have a material adverse effect on the Company's financial position, net income or cash flows.

         In addition to related property taxes and insurance, the Company made net rental payments of approximately, $62,000, $96,000 and $138,000, for the years ended May 31, 1999, 1998 and 1997, respectively. At May 31, 1999 the Company's commitment for future minimum lease payments under noncancellable operating leases is $212,000, expiring in October, 2002.

                   HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


SUMMARY OF QUARTERLY RESULTS (UNAUDITED)
The following summarizes unaudited quarterly financial data for the fiscal years ended May 31, 1999 and May 31, 1998:


                                                       FOR THE QUARTER ENDED
                                            --------------------------------------------
                                             AUG 31,     NOV 30,     FEB 28,     MAY 31,
                                              1998        1998        1999        1999
                                              ----        ----        ----        ----
                                                (000 Omitted, except per share data)

General and administrative expenses          ($331)      ($299)      ($343)      ($267)
                                            ------      ------      ------      ------
                                            ------      ------      ------      ------

Net loss                                     ($306)      ($286)      ($336)      ($296)
                                            ------      ------      ------      ------
                                            ------      ------      ------      ------

Net loss per share                          ($0.05)     ($0.05)     ($0.06)     ($0.05)
                                            ------      ------      ------      ------
                                            ------      ------      ------      ------



                                             AUG 31,     NOV 30,     FEB 28,     MAY 31,
                                              1997        1997        1998        1998
                                              ----        ----        ----        ----
General and administrative expenses          ($439)      ($330)      ($378)      ($175)
                                            ------      ------      ------      ------
                                            ------      ------      ------      ------

Net loss                                     ($382)      ($283)      ($337)      ($159)
                                            ------      ------      ------      ------
                                            ------      ------      ------      ------

Net loss per share                          ($0.07)     ($0.05)     ($0.06)     ($0.03)
                                            ------      ------      ------      ------
                                            ------      ------      ------      ------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.



                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY


NAME                                       PRINCIPAL OCCUPATION AND POSITION
----                                       ---------------------------------

Harold L. Bernstein                        Lawyer. Secretary of the Company.

Victor J. Galgano                          Vice President and Chief Financial
                                           Officer of the Company.

Philip M. Slonim                           Private investor.

David A. Wingate                           Chairman of the Board, Chief Executive
                                           Officer and President of the Company.

Arthur M. Winston                          Investment Manager, Glickenhaus & Co.



ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth the cash compensation for services rendered to the Company and its subsidiaries during the fiscal years 1999, 1998 and 1997, paid to or accrued for those persons who were, at May 31, 1999, the Company's Chief Executive and all of the other executive officers of the Company and subsidiaries whose total annual salary and bonus exceeded $100,000:

SUMMARY COMPENSATION TABLE


                                                            ANNUAL
                                                         COMPENSATION
                                                      -------------------
                                                      SALARY        BONUS
NAME AND PRINCIPAL POSITION                 YEAR         $            $
---------------------------                 ----      ------        -----
David A. Wingate                            1999      $325,000     $  0
Chairman, President & Chief Executive       1998       325,000        0
                                            1997       325,000        0

Robert A. Schell                            1999       175,000        0
Vice President & Chief Operating            1998       175,000      50,000
   Officer/Space and Defense                1997       175,000        0

Victor J. Galgano                           1999       162,000        0
Vice President and Chief Financial          1998       162,000        0
   Officer                                  1997       162,000        0


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of August 18, 1999, certain information concerning the persons known to management to be the beneficial owners of more than 5% of the Company's common stock, and for all of the Company's officers and directors as a group. Except as otherwise indicated, the persons listed have sole voting and investment power with respect to shares beneficially owned by them.


                                                                         PERCENT
                                                                           OF
NAME AND ADDRESS OF                                   AMOUNT              COMMON
BENEFICIAL OWNER                               BENEFICIALLY OWNED         STOCK
----------------                               ------------------        -------

GAMCO Investors, Inc.                            1,417,540 (1)(2)         24.21%
  One Corporate Center
  Rye, NY 10580

David A. Wingate                                 1,181,494 (3)            20.18%
  3333 New Hyde Park Road
  North Hills, NY 11042

Corbyn Investment Management                     1,072,900 (4)            18.32%
  2330 West Joppa Rd., Suite 108
  Lutherville, MD 21093

Philip M. Slonim                                   446,067 (5)             7.62%
  P.O. 27835
  San Diego, CA 92128

All directors and officers as a group            1,677,218                28.65%
                                                 ---------                -----


(1) Firm and related entities have investment discretion regarding this aggregate number of shares, which are beneficially owned by many investment clients.

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

August 24, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By /s/ Harold L. Bernstein
   ------------------------------
   Harold L. Bernstein, Director


             August 24, 1999
           --------------------
                   Date


By /s/ Philip M. Slonim
   ------------------------------
   Philip M. Slonim, Director


             August 24, 1999
           --------------------
                   Date


By /s/ Arthur M. Winston
   ------------------------------
   Arthur M. Winston, Director


             August 24, 1999
           --------------------
                   Date