Form 10-Q
period 1999-08-31
HI SHEAR INDUSTRIES INC
filed 1999-10-14
CIK 47268

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM I0-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1999

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

                                                  Yes X No

5,854,618 Common Shares were outstanding as of October 12, 1999.

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

      Part I.     Financial Information:

            Item 1.     Financial Statements:

                        Consolidated Balance Sheets as of
                           August 31, 1999 and May 31, 1999                   1

                        Consolidated Statements of Operations
                           for the three months ended
                           August 31, 1999 and 1998                           2

                        Consolidated Statements of Cash Flows
                           for the three months ended
                           August 31, 1999 and 1998                           3

                        Notes to Consolidated Financial Statements            4


            Item 2.     Management's Discussion and Analysis of
                           Financial Condition and Results of Operations      6


            Item 3.     Quantitative and Qualitative Disclosures
                           About Market Risk                                  7


      Part I Other Information:                                                7

                    HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                     (000 Omitted)
                                                --------------------------------------
                                                    August 31,            May 31,
                                                      1999                  1999
                                                ------------------     ---------------
                                                   (Unaudited)
        ASSETS
Current assets:
    Cash and equivalents                                     $669                 $33
    Other                                                     100                  67
                                                ------------------     ---------------
          Total current assets                                769                 100

Property and equipment, at cost                               175                 255
Less: Accumulated depreciation                               (134)               (130)
                                                ------------------     ---------------
Net property and equipment                                     41                 125

Other assets                                                4,730               4,648
                                                ------------------     ---------------
                                                           $5,540              $4,873
                                                ==================     ===============



        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accrued income taxes                                      $16                 $30
    Other accrued expenses                                    297                 313
                                                ------------------     ---------------
          Total current liabilities                           313                 343

Stockholders' equity:
    Common stock                                              614                 614
    Paid-in capital                                        11,153              11,153
    Accumulated deficit                                    (3,836)             (4,533)
    Less treasury stock                                    (2,704)             (2,704)
                                                ------------------     ---------------
          Total stockholders' equity                        5,227               4,530
                                                ------------------     ---------------
                                                           $5,540              $4,873
                                                ==================     ===============


See notes to consolidated financial statements.

                    HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          (Unaudited)
                                                    (000's omitted except
                                                        per share data)
                                                  ----------------------------
                                                     Three Months Ended
                                                  ----------------------------
                                                           August 31,
                                                       1999         1998
                                                  ----------------------------

General and administrative expense                          $344         $331

Gain on sale of land                                      (1,037)                -
Interest income                                               (9)         (25)
                                                  ----------------------------

    Income (Loss) Before Income Taxes                        702         (306)

Provision for  income taxes                                    5                 -
                                                  ----------------------------

    Net Income (Loss)                                       $697        ($306)
                                                  ============================

Basic and diluted earnings per common share:
    Net Income (Loss)                                      $0.12       ($0.05)
                                                  ============================

Weighted average common shares outstanding                 5,855        5,855
                                                  ============================



See notes to consolidated financial statements.

                    HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              (Unaudited)
                                                                              (000 Omitted)
                                                                   ----------------------------
                                                                       Three Months Ended
                                                                            August  31,
                                                                        1999         1998
                                                                   ----------------------------
Cash flows from operating activities:
    Net income (loss)                                                        $697        ($306)
    Adjustments to reconcile net income (loss) to
    net cash used for operating activities:
         Depreciation and amortization                                          4            5
         Decrease in accrued income taxes                                     (14)          (3)
         Gain on sale of land                                              (1,037)            - -
         Decrease in other accrued expenses                                   (16)         (13)
         Increase in other assets                                            (115)        (380)
                                                                   ----------------------------

               Net cash used for operating activities                        (481)        (697)
                                                                   ----------------------------

Cash flows from investing activities:

    Proceeds from sale of land                                              1,117             - -
    Capital expenditures                                                        - -        (18)
                                                                   ----------------------------

               Net cash provided by (used for) investing activities         1,117          (18)
                                                                   ----------------------------

Net increase (decrease) in cash and cash equivalents                          636         (715)
Cash and cash equivalents - beginning of period                                33        2,254
                                                                   ----------------------------
Cash and cash equivalents - end of period                                    $669       $1,539
                                                                   ============================





See notes to consolidated financial statements.

                    HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

      The accompanying consolidated financial statements of Hi-Shear Industries Inc. and its subsidiaries (The Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim financial statements presented herein have not been audited by independent public accountants, but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The consolidated balance sheet data presented herein for May 31, 1999 was derived from the Company's audited consolidated financial statements for the fiscal year then ended. The preparation of financial statements in accordance with generally accepted accounting principles requires the Company's management to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 1999.

      With the sale of Hi-Shear Corporation and Subsidiaries ("HSC") on February 26, 1996, the Company no longer conducts an operating business. The Company currently anticipates that upon final resolution of its claims against the U.S. Navy, it will complete the distribution of its assets to stockholders and seek stockholder approval to dissolve the Company. Until that time, management's plans to continue as a going concern include reducing expenses and obtaining banks or stockholders' loans, if required.


Note B - Contingencies

      On January 31, 1996, the Company filed damage claims against the U.S. Navy totaling $62.9 million arising from the termination of two contracts held by a subsidiary, Defense Systems Corporation. The government audited these claims but did not express a willingness to negotiate a settlement of these claims with the Company. As a result, on February 11, 1997, the Company filed an appeal before the Armed Services Board of Contract Appeals requesting an adjudication of this dispute. At a hearing which concluded September 17, 1998, the Board heard evidence regarding this matter and will now consider the facts brought out at the hearing as well as briefs filed by both sides in February and March 1999 in determining the amount of claim damages to be awarded to the Company. As a result of the above, the amount or timing of the recovery cannot be predicted at this time. The Company had previously written off additional costs associated with this matter due to uncertainty of the outcome, however, since the rendering of the favorable decision in May 1995 by the Armed Services Board of Contract Appeals, the Company began capitalizing additional costs incurred, primarily claims preparation and legal costs, as claims receivable. At August 31, 1999 and May 31, 1999 claims receivable of $4.5 million and $4.4 million, respectively, are included as other long term assets on the balance sheet, as management believes such amounts are reasonable and collectable. In addition, the Company has netted deferred legal cost, subject to negotiations, against other assets for both periods of approximately $1.8 million which will be settled upon final resolution of the claim with the U.S. Navy. Since the amount of recovery of these claims cannot presently be determined, no recognition from any settlement proposal, other than the claim receivable noted above, has been reflected in the accompanying financial statements.

      Subsequent to the completion of the trial against the U.S. Navy, certain Company employees involved in preparing the case were promised a discretionary bonus contingent upon the successful recovery of monetary claims. In this regard, the Company has entered into agreements with two of these employees providing tor the payment of bonuses totaling 8% of the claim proceeds recovered.


Note C - Net Income Per Share

      In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 supersedes and simplified the previous computational guidelines under APB Opinion No. 15, "Earnings Per Share." Among other changes, SFAS No. 128 eliminates the presentation of primary EPS and replaces it with basic EPS for which common stock equivalents are not considered in the computation. It also revises the computation ofBasic net income (loss) per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted average number of common and common equivalent shares outstanding during the period. The Company did not have any common equivalent shares outstanding during the three month periods ended August 31, 1999 and 1998.


Note D - Sale of Land

      On June 4, 1999, in accordance with the terms of a lease between HSI Properties Inc., a wholly owned subsidiary of the Company, and Hi-Shear Technology Corporation (HSTC) a former subsidiary, dated June 4, 1993, HSTC exercised its option to purchase the property it was leasing in Saugus California. The purchase price was $1,124,864. Proceeds from the sale are being used as working capital by the Company.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Results of Operations

      On February 26, 1996, the Company sold its last remaining operating entity, Hi-Shear Corporation and its subsidiaries and effectively ceased operations. Since that time the Company has reduced corporate staff and expenses to a minimum level. During the three month periods ended August 31, 1999 and 1998, corporate overhead totaled $344,000 and $331,000 , respectively, which consist primarily of the ongoing costs necessary to pursue the settlement of the Company's dispute with the U.S. Navy. During the current three month period the Company recorded a gain on the sale of land held by the Company. The interest income reported during the respective periods was due to interest earned on the investment of the proceeds retained from the sale land and the sale of Hi-Shear Corporation.

Liquidity and Capital Resources

      On February 26, 1996, the Company completed the sale of Hi-Shear Corporation to GFI Industries S.A. for a total purchase price of $46 million generating net proceeds from the sale , after deducting transaction costs, of $44.4 million. Of that amount, approximately $13 million was used to repay all amounts outstanding under the Company's loan agreements and the remaining balance was deposited in short term investment accounts. The Company has previously announced its intention to liquidate and distribute the proceeds from this sale as well as any settlement received from the resolution of the Company's long standing dispute with the U.S. Navy. In this regard, the Company made an initial liquidating distribution to shareholders of approximately $23.4 million ($4 per share) on August 1, 1996. At August 31, 1999 the Company had $669,000 remaining in cash and cash equivalents.

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





Date: October 12. 1999
      ----------------