Form 10-Q
period 1999-11-30
HI SHEAR INDUSTRIES INC
filed 2000-01-11
CIK 47268

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1999
                                               -----------------

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

5,854,618 Common Shares were outstanding as of January 10, 2000.

                    HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

Part I.  Financial Information:

         Item 1.  Financial Statements:

                  Consolidated Balance Sheets as of
                     November 30, 1999 and May 31, 1999                     1

                  Consolidated Statements of Operations
                     for the three and six months ended
                     November 30, 1999 and 1998                             2

                  Consolidated Statements of Cash Flows
                     for the three and six months ended
                     November 30, 1999 and 1998                             3

                  Notes to Consolidated Financial Statements                4


         Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations          6


         Item 3.  Quantitative and Qualitative Disclosures
                     About Market Risk                                      7


Part II. Other Information:                                                 7

                    HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   (000 Omitted)
                                                        -----------------------------------
                                                        November 30,              May 31,
                                                           1999                    1999
                                                        -----------             -----------
                                                        (Unaudited)
        ASSETS

Current assets:
    Cash and equivalents                                $       363             $        33
    Other                                                        86                      67
                                                        -----------             -----------
          Total current assets                                  449                     100

Property and equipment, at cost                                 175                     255
Less: Accumulated depreciation                                 (138)                   (130)
                                                        -----------             -----------
Net property and equipment                                       37                     125

Other assets                                                  4,778                   4,648
                                                        -----------             -----------
                                                        $     5,264             $     4,873
                                                        ===========             ===========


            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accrued income taxes                                $        17             $        30
    Other accrued expenses                                      287                     313
                                                        -----------             -----------
          Total current liabilities                             304                     343

Stockholders' equity:
    Common stock                                                614                     614
    Paid-in capital                                          11,153                  11,153
    Accumulated deficit                                      (4,103)                 (4,533)
    Less treasury stock                                      (2,704)                 (2,704)
                                                        -----------             -----------
          Total stockholders' equity                          4,960                   4,530
                                                        -----------             -----------
                                                        $     5,264             $     4,873
                                                        ===========             ===========


See notes to consolidated financial statements.

                    HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            (Unaudited)
                                                                 (000 Omitted except per share data)
                                                  -----------------------------------------------------------------
                                                        Three Months Ended                  Six Months Ended
                                                  -----------------------------       -----------------------------
                                                           November 30,                        November 30,
                                                      1999              1998              1999              1998
                                                  -----------------------------       -----------------------------
General and administrative expense                $       268       $       299       $       612       $       630
Gain on sale of land                                     --                --              (1,037)             --
Interest income                                            (6)              (13)              (15)              (38)
                                                  -----------------------------       -----------------------------

    Income (Loss) Before Income Taxes                    (262)             (286)              440              (592)

Provision for  income taxes                                 5              --                  10              --
                                                  -----------------------------       -----------------------------

    Net Income (Loss)                             $      (267)      $      (286)      $       430       $      (592)
                                                  =============================       =============================

Basic and diluted earnings per common share:
    Net Income (Loss)                             $     (0.05)      $     (0.05)      $      0.07       $     (0.10)
                                                  =============================       =============================

Weighted average common shares outstanding              5,855             5,855             5,855             5,855
                                                  =============================       =============================


See notes to consolidated financial statements.

                    HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  (Unaudited)
                                                                                 (000 Omitted)
                                                                            ------------------------
                                                                                Six Months Ended
                                                                                  November  30,
                                                                              1999             1998
                                                                            ------------------------
Cash flows from operating activities:
    Net income (loss)                                                       $   430          $  (592)
    Adjustments to reconcile net income (loss) to
    net cash used for operating activities:
         Depreciation and amortization                                            8               10
         Decrease in accrued income taxes                                       (13)              (9)
         Gain on sale of land                                                (1,037)            --
         Decrease in other accrued expenses                                     (26)             (13)
         Increase in other assets                                              (149)            (776)
                                                                            ------------------------

               Net cash used for operating activities                          (787)          (1,380)
                                                                            ------------------------

Cash flows from investing activities:
    Proceeds from sale of land                                                1,117             --
    Capital expenditures                                                       --                (18)
                                                                            ------------------------

               Net cash provided by (used for) investing activities           1,117              (18)
                                                                            ------------------------

Net increase (decrease) in cash and cash equivalents                            330           (1,398)
Cash and cash equivalents - beginning of period                                  33            2,254
                                                                            ------------------------
Cash and cash equivalents - end of period                                   $   363          $   856
                                                                            ========================


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


Note B - Contingencies

         On January 31, 1996, the Company filed damage claims against the U.S. Navy totaling $62.9 million arising from the termination of two contracts held by a subsidiary, Defense Systems Corporation. The government audited these claims but did not express a willingness to negotiate a settlement of these claims with the Company. As a result, on February 11, 1997, the Company filed an appeal before the Armed Services Board of Contract Appeals requesting an adjudication of this dispute. At a hearing which concluded September 17, 1998, the Board heard evidence regarding this matter and will now consider the facts brought out at the hearing as well as briefs filed by both sides in February and March 1999 in determining the amount of claim damages to be awarded to the Company. As a result of the above, the amount or timing of the recovery cannot be predicted at this time. The Company had previously written off additional costs associated with this matter due to uncertainty of the outcome, however, since the rendering of the favorable decision in May 1995 by the Armed Services Board of Contract Appeals, the Company began capitalizing additional costs incurred, primarily claims preparation and legal costs, as claims receivable. At November 30, 1999 and May 31, 1999 claims receivable of $4.5 million and $4.4 million, respectively, are included as other long term assets on the balance sheet, as management believes such amounts are reasonable and collectable. In addition, the Company has netted deferred legal cost, subject to negotiations, against other assets for both periods of approximately $1.8 million which will be settled upon final resolution of the claim with the U.S. Navy. Since the amount of recovery of these claims cannot presently be determined, no recognition from any settlement proposal, other than the claim receivable noted above, has been reflected in the accompanying financial statements.

         Subsequent to the completion of the trial against the U.S. Navy, certain Company employees involved in preparing the case were promised a discretionary bonus contingent upon the successful recovery of monetary claims. In this regard, the Company has entered into agreements with two of these employees providing tor the payment of bonuses totaling 8% of the claim proceeds recovered.


Note C - Net Income Per Share

         In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 supersedes and simplified the previous computational guidelines under APB Opinion No. 15, "Earnings Per Share." Among other changes, SFAS No. 128 eliminates the presentation of primary EPS and replaces it with basic EPS for which common stock equivalents are not considered in the computation. It also revises the computation of diluted EPS. Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income
(loss) attributable to common shareholders by the weighted average number of common and common equivalent shares outstanding during the period. The Company did not have any common equivalent shares outstanding during the three and six month periods ended November 30, 1999 and 1998.


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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Results of Operations

         On February 26, 1996, the Company sold its last remaining operating entity, Hi-Shear Corporation and its subsidiaries and effectively ceased operations. Since that time the Company has reduced corporate staff and expenses to a minimum level. During the six month periods ended November 30, 1999 and 1998, corporate overhead totaled $612,000 and $630,000 , respectively, which consist primarily of the ongoing costs necessary to pursue the settlement of the Company's dispute with the U.S. Navy. During the current six month period the Company recorded a gain on the sale of land held by the Company. The interest income reported during the respective periods was due to interest earned on the investment of the proceeds retained from the sale land and the sale of Hi-Shear Corporation.

Liquidity and Capital Resources

         On February 26, 1996, the Company completed the sale of Hi-Shear Corporation to GFI Industries S.A. for a total purchase price of $46 million generating net proceeds from the sale , after deducting transaction costs, of $44.4 million. Of that amount, approximately $13 million was used to repay all amounts outstanding under the Company's loan agreements and the remaining balance was deposited in short term investment accounts. The Company has previously announced its intention to liquidate and distribute the proceeds from this sale as well as any settlement received from the resolution of the Company's long standing dispute with the U.S. Navy. In this regard, the Company made an initial liquidating distribution to shareholders of approximately $23.4 million ($4 per share) on August 1, 1996. At November 30, 1999 the Company had $363,000 remaining in cash and cash equivalents.

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


                                       HI-SHEAR INDUSTRIES INC.


                                       By: /s/ David A. Wingate
                                           ----------------------------------
                                           David A. Wingate, Chairman,
                                           President & Chief Executive


                                       By: /s/ Victor J. Galgano
                                           ----------------------------------
                                           Victor J. Galgano, Vice President
                                           & Chief Financial Officer



Date: January 10, 2000
      ----------------