Form 10-Q
period 2000-02-29
HI SHEAR INDUSTRIES INC
filed 2000-04-14
CIK 47268

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended February 29, 2000
                                                 -----------------

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

5,854,618 Common Shares were outstanding as of April 10, 2000.

                    HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                    -----------------------------------------
                                      INDEX
                                      -----

                                                                                           Page
                                                                                          Number
                                                                                          ------
        Part I.     Financial Information:

               Item 1.        Financial Statements:

                              Consolidated Balance Sheets as of
                               February 29, 2000 and May 31, 1999                           1

                              Consolidated Statements of Operations
                               for the three and nine months ended
                               February 29, 2000 and February 28, 1999                      2

                              Consolidated Statements of Cash Flows
                               for the nine months ended February 29,
                               2000 and February 28, 1999                                   3

                              Notes to Consolidated Financial Statements                    4


               Item 2.        Management's Discussion and Analysis of
                               Financial Condition and Results of Operations                6


               Item 3.        Quantitative and Qualitative Disclosures
                               About Market Risk                                            7


        Part II.    Other Information:                                                      7

                    HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                  (000 Omitted)
                                            -----------------------
                                            February 29,    May 31,
                                               2000          1999
                                            ------------   --------
                                              (Unaudited)
        ASSETS
Current assets:
    Cash and equivalents                       $     61    $     33
    Other                                            48          67
                                            ------------   --------

          Total current assets                      109         100

Property and equipment, at cost                     175         255
Less: Accumulated depreciation                     (142)       (130)
                                            ------------   --------
Net property and equipment                           33         125

Other assets                                      4,799       4,648
                                            ------------   --------
                                               $  4,941    $  4,873
                                            ============   ========



        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accrued income taxes                       $     25    $     30
    Other accrued expenses                          283         313
                                            ------------   --------
          Total current liabilities                 308         343

Stockholders' equity:
    Common stock                                    614         614
    Paid-in capital                              11,153      11,153
    Accumulated deficit                          (4,430)     (4,533)
    Less treasury stock                          (2,704)     (2,704)
                                            ------------   --------
          Total stockholders' equity              4,633       4,530
                                            ------------   --------
                                               $  4,941    $  4,873
                                            ============   ========




See notes to consolidated financial statements.

                    HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              (Unaudited)
                                                  (000 Omitted except per share data)
                                               -----------------------------------------
                                               Three Months Ended     Nine Months Ended
                                               -------------------   -------------------
                                                Feb. 29   Feb. 28     Feb. 29   Feb. 28
                                                 2000       1999       2000       1999
                                               -------------------   -------------------
General and administrative expense             $   324    $   343    $   936    $   973
Gain on sale of land                                --         --     (1,037)        --
Interest income                                     (2)        (7)       (17)       (45)
                                               -------------------   -------------------

    Income (Loss) Before Income Taxes             (322)      (336)       118       (928)

Provision for  income taxes                          5         --         15         --
                                               -------------------   -------------------

    Net Income (Loss)                          ($  327)   ($  336)   $   103    ($  928)
                                               ===================   ===================

Basic and diluted earnings per common share:
    Net Income (Loss)                          ($ 0.06)   ($ 0.06)   $  0.02    ($ 0.16)
                                               ===================   ===================

Weighted average common shares outstanding       5,855      5,855      5,855      5,855
                                               ===================   ===================







See notes to consolidated financial statements.

                    HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          (Unaudited)
                                                                         (000 Omitted)
                                                                      ------------------
                                                                      Nine Months Ended
                                                                      ------------------
                                                                      Feb. 29    Feb. 28
                                                                        2000       1999
                                                                      ------------------
Cash flows from operating activities:
    Net income (loss)                                                 $   103    ($  928)
    Adjustments to reconcile net income (loss) to
    net cash used for operating activities:
         Depreciation and amortization                                     12         14
         Decrease in accrued income taxes                                  (5)       (14)
         Gain on sale of land                                          (1,037)        --
         Decrease in other accrued expenses                               (30)       (35)
         Increase in other assets                                        (132)      (864)
                                                                      ------------------

               Net cash used for operating activities                  (1,089)    (1,827)
                                                                      ------------------

Cash flows from investing activities:
    Proceeds from sale of land                                          1,117         --
    Capital expenditures                                                   --        (18)
                                                                      ------------------

               Net cash provided by (used for) investing activities     1,117        (18)
                                                                      ------------------

Net increase (decrease) in cash and cash equivalents                       28     (1,845)
Cash and cash equivalents - beginning of period                            33      2,254
                                                                      ------------------
Cash and cash equivalents - end of period                             $    61    $   409
                                                                      ==================





See notes to consolidated financial statements.

                    HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

        The accompanying consolidated financial statements of Hi-Shear Industries Inc. and its subsidiaries (The Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim financial statements presented herein have not been audited by independent public accountants, but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The consolidated balance sheet data presented herein for May 31, 1999 was derived from the Company's audited consolidated financial statements for the fiscal year then ended. The preparation of financial statements in accordance with generally accepted accounting principles requires the Company's management to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 1999.
        With the sale of Hi-Shear Corporation and Subsidiaries ("HSC") on February 26, 1996, the Company no longer conducts an operating business. The Company currently anticipates that upon final resolution of its claims against the U.S. Navy, it will complete the distribution of its assets to stockholders and seek stockholder approval to dissolve the Company. Until that time, management's plans to continue as a going concern include reducing expenses and obtaining bank or stockholders' loans, as necessary.


Note B - Contingencies

        On January 31, 1996, the Company filed damage claims against the U.S. Navy totaling $62.9 million arising from the termination of two contracts held by a subsidiary, Defense Systems Corporation. The government audited these claims but did not express a willingness to negotiate a settlement of these claims with the Company. As a result, on February 11, 1997, the Company filed an appeal before the Armed Services Board of Contract Appeals requesting an adjudication of this dispute. At a hearing which concluded September 17, 1998, the Board heard evidence regarding this matter and will now consider the facts brought out at the hearing as well as briefs filed by both sides in February and March 1999 in determining the amount of claim damages to be awarded to the Company. As a result of the above, the amount or timing of the recovery cannot be predicted at this time. The Company had previously written off additional costs associated with this matter due to uncertainty of the outcome, however, since the rendering of the favorable decision in May 1995 by the Armed Services Board of Contract Appeals, the Company began capitalizing additional costs incurred, primarily claims preparation and legal costs, as claims receivable. At February 29, 2000 and May 31, 1999 claims receivable of $4.6 million and $4.4 million, respectively, are included as other long term assets on the balance sheet, as management believes such amounts are reasonable and collectable. In addition, the Company has netted deferred legal cost, subject to negotiations, against other assets for both periods of approximately $1.8 million which will be settled upon final resolution of the claim with the U.S. Navy. Since the amount of recovery of these claims cannot presently be determined, no recognition from any settlement proposal, other than the claim receivable noted above, has been reflected in the accompanying financial statements.

        Subsequent to the completion of the trial against the U.S. Navy, certain Company employees involved in preparing the case were promised a discretionary bonus contingent upon the successful recovery of monetary claims. In this regard, the Company has entered into agreements with two of these employees providing tor the payment of bonuses totaling 8% of the claim proceeds recovered.


Note C - Net Income Per Share

        In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 supersedes and simplified the previous computational guidelines under APB Opinion No. 15, "Earnings Per Share." Among other changes, SFAS No. 128 eliminates the presentation of primary EPS and replaces it with basic EPS for which common stock equivalents are not considered in the computation. It also revises the computation of diluted EPS. Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income
(loss) attributable to common shareholders by the weighted average number of common and common equivalent shares outstanding during the period. The Company did not have any common equivalent shares outstanding during the three and nine month periods ended February 29, 2000 and February 28, 1999.


Note D - Sale of Land

        On June 4, 1999, in accordance with the terms of a lease between HSI Properties Inc., a wholly owned subsidiary of the Company, and Hi-Shear Technology Corporation (HSTC) a former subsidiary, dated June 4, 1993, HSTC exercised its option to purchase the property it was leasing in Saugus California. The sales price was $1,124,864. Proceeds from the sale are being used as working capital by the Company.


Note E - Subsequent Events

         On March 1, 2000, David A. Wingate, Chairman, President and Chief Executive of Hi-Shear Industries Inc. entered into an agreement with a bank to obtain a $500,000 unsecured line of credit at an interest rate of prime + 1.5%. Mr. Wingate is making these funds available to the Company at essentially the same rate of interest.

         On March 17, 2000, the Company received notification that it had received a decision in its appeals before the Armed Services Board of Contract Appeals. The decision awarded the Company $18,410,414 plus interest. Both parties now have 120 days within which to appeal this decision.



Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Results of Operations

        On February 26, 1996, the Company sold its last remaining operating entity, Hi-Shear Corporation and its subsidiaries and effectively ceased operations. Since that time the Company has reduced corporate staff and expenses to a minimum level. During the nine month periods ended February 29, 2000 and February 28, 1999, corporate overhead totaled $936,000 and $973,000, respectively, which consist primarily of the ongoing costs necessary to pursue the settlement of the Company's dispute with the U.S. Navy. During the current nine month period the Company recorded a gain on the sale of land held by the Company. The interest income reported during the respective periods was due to interest earned on the investment of the proceeds retained from the sale land and the sale of Hi-Shear Corporation.

Liquidity and Capital Resources

        On February 26, 1996, the Company completed the sale of Hi-Shear Corporation to GFI Industries S.A. for a total purchase price of $46 million generating net proceeds from the sale, after deducting transaction costs, of $44.4 million. Of that amount, approximately $13 million was used to repay all amounts outstanding under the Company's loan agreements and the remaining balance was deposited in short term investment accounts. The Company has previously announced its intention to liquidate and distribute the proceeds from this sale as well as any settlement received from the resolution of the Company's long standing dispute with the U.S. Navy. In this regard, the Company made an initial liquidating distribution to shareholders of approximately $23.4 million ($4 per share) on August 1, 1996. At February 29, 2000 the Company had $61,000 remaining in cash and cash equivalents.

        The Company's cash requirements include ongoing costs relating to pursuing the settlement of the Company's dispute with the U.S. Navy and normal recurring general and administrative expenses. In this regard, the Company has obtained financing (See Note E to the Consolidated Financial Statements) to allow it to pursue a settlement with the U.S. Navy and final liquidation of the Company. With regard to the decision notification from the Armed Services Board of Contract Appeals (See Note E to the Consolidated Financial Statements), management and its legal counsel cannot currently estimate when this situation will ultimately be resolved. However, should this situation continue beyond a reasonable period of time, the Company believes it has the ability to acquire additional capital if necessary through bank or stockholder financing.

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

               None

Item 5.     OTHER INFORMATION

               None

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibits

                   27.      Financial Data Schedule

               (b) Reports on Form 8-K

                   On March 20, 2000, The Company announced that it had
               received a decision in a series of long standing appeals before the Armed Services Board of Contract Appeals.

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





Date: April 10, 2000