Form 10-K
period 2000-05-31
HI SHEAR INDUSTRIES INC
filed 2000-08-25
CIK 47268

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2000        Commission file number 1-7633


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

Yes X    No

On August 18, 2000, 5,854,618 shares of the Registrant's Common Stock were outstanding. Of these shares, 1,677,218 shares were held by persons who may be deemed to be affiliates. The aggregate market value (based on the average bid and ask price of these shares on the Over The Counter Exchange of $2.06 a share) of the 4,177,400 shares held by non-affiliates of the registrant was $8,605,000.

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


ITEM 2. PROPERTIES

      The Company's corporate headquarters are located in an office building at North Hills, New York, where 2,475 square feet of space are leased at a current annual rental of approximately $66,000 under a lease which expires October 31, 2002.

      HSI Properties, Inc., a wholly-owned subsidiary of the Company, owned 16 acres of land in Saugus, California, with incidental structures (2,700 sq. ft.) which it had leased to a former subsidiary, Hi-Shear Technology Corp., for $101,238 per year. The lease expired May 31, 1999. On June 4, 1999 this land was purchased by Hi-Shear Technology Corp. in accordance with the lease terms. See SALE OF LAND in the notes to consolidated financial statements.

ITEM 3.  LEGAL PROCEEDINGS

      In 1991, the U.S. Navy terminated for default two contracts held by a discontinued subsidiary of the Company and sought reimbursement of progress payments totaling $11.2 million made against these contracts. The Company appealed the default terminations and on May 31, 1995 its appeal was sustained. This decision effectively released the Company from any obligation to repay progress payments received under the contracts. On January 31, 1996, the Company filed damage claims against the U.S. Navy totaling $62.9 million. The government audited these claims but was unwilling to negotiate a settlement of these claims with the Company. As a result, on February 11, 1997, the Company filed an appeal before the Armed Services Board of Contract Appeals requesting an adjudication of this dispute. The Board conducted hearings on this appeal during August and September 1998. Each side subsequently filed post hearing briefs and rebuttal briefs in February and March 1999. On March 17, 2000, the Board issued a decision awarding the Company claim damages totaling $18,410,000 plus interest. On July 17, 2000, the Company was notified that the Justice Department had filed an appeal regarding this damage award. See COMMITMENTS AND CONTINGENCIES in the notes to consolidated financial statements.




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

                                                    PER COMMON SHARE
                                                      MARKET PRICE
                                                    ----------------
                                                     HIGH       LOW
Quarter Ended
  August 1999.........................              $2.58     $2.53
  November 1999.......................               2.56      2.25
  February 2000.......................               2.38      2.25
  May 2000............................               2.56      2.13

Fiscal Year Ended May 31, 2000                      $2.58     $2.13
                                                    =====     =====
  Quarter Ended
  August 1998.........................              $3.00     $2.63
  November 1998.......................               2.88      2.44
  February 1999.......................               2.63      2.44
  May 1999............................               2.63      2.50

Fiscal Year Ended May 31, 1999                      $3.00     $2.44
                                                    =====     =====

      As of August 18, 2000 there were approximately 700 holders of record of the Company's Common Stock.



ITEM 6.  SELECTED FINANCIAL DATA

      The following table sets forth selected financial information of the Company and its subsidiaries for the five years ended May 31, 2000. This selected financial information should be read in conjunction with the Consolidated Financial Statements and notes thereto, and Management's Discussion and Analysis of Results of Operations and Financial Condition included elsewhere herein.

                                              FOR THE FISCAL YEAR ENDED MAY 31,
                               ------------------------------------------------------------
                                   2000        1999         1998         1997       1996
                                  -------     -------     --------    --------    -------
                                        (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                  -------------------------------------------------------
SELECTED STATEMENT OF
  OPERATIONS DATA:
Revenues from operations(A)       $     -     $     -     $      -    $      -    $46,400
                                                                                  =======
Net income (loss)(A)              $  (170)    $(1,224)    $ (1,161)   $(1,283)   $ 1,106
                                  =======     =======     ========    ========    =======

Weighted Average Shares
  Outstanding                       5,855       5,855        5,855      5,855       5,855
                                  =======     =======     ========    ========    =======
Per Common Share Data:
Net income (loss)                 $  (.03)    $  (.21)    $   (.20)   $  (.22)    $   .19
                                  =======     =======     ========    ========    =======

                                                      AS OF MAY 31,
                                  ------------------------------------------------------
                                    2000       1999        1998         1997      1996
                                  --------   --------    --------     --------  --------
                                                  (DOLLARS IN THOUSANDS)
                                  ------------------------------------------------------
Selected Balance Sheet Data:
Current assets                    $   122    $   100     $ 2,308      $ 5,105   $31,103
Current liabilities                   444        343         382          640     1,131
Working capital (deficit)            (322)      (243)      1,926        4,465    29,972
Total assets                        4,804      4,873       6,136        7,555    32,748
Stockholders' equity                4,360      4,530       5,754        6,915    31,617

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


RESULTS OF OPERATIONS


The Company had no operating activities subsequent to the sale of Hi-Shear Corporation during fiscal 1996. The $1.2 million of general and administrative costs incurred in both fiscal 2000 and 1999 consists primarily of the ongoing costs necessary to pursue the settlement of the Company's dispute with the U.S. Navy.

The gain on sale land recorded during the current fiscal year was the result of the sale of real estate owned by the Company.

The interest income reported in fiscal 2000, 1999 and 1998 was due to interest earned on the investment of the proceeds retained from the sale of land and the sale of Hi-Shear Corporation.

The Company did not record a provision or benefit for federal income taxes due to it's tax loss carryforward position.


LIQUIDITY AND CAPITAL RESOURCES


On February 26, 1996, the Company completed the sale of Hi-Shear Corporation to GFI Industries S.A. for a total purchase price of $46 million generating net proceeds from the sale, after deducting transaction costs, of $44.4 million. Of that amount, approximately $13 million was used to repay all amounts outstanding under the Company's loan agreements and the remaining balance was deposited in short term investment accounts. With the sale of Hi-Shear Corporation the Company no longer had operating businesses and announced its intention to liquidate and distribute the proceeds from the sale of Hi-Shear Corporation as well as any settlement received from the resolution of the Company's long standing dispute with the U.S. Navy. In this regard, the Company made an initial liquidating distribution to shareholders of approximately $23.4 million ($4.00 per share) on August 1, 1996. On June 4, 1999, the Company received $1.1 million as proceeds from the sale of real estate which was previously leased to a former subsidiary. This amount, in addition to $300,000 in borrowing obtained from a corporate officer have been used to provide working capital for the Company.
At May 31, 2000 the Company had $70,000 in cash and cash equivalents. See
SALE OF LAND and ADVANCES FROM OFFICER in the notes to consolidated financial statements.

On May 31, 1995 the Company learned that its appeal of the default terminations filed by the Navy with regard to the two contracts being held by a subsidiary, Defense Systems Corporation had been sustained and converted to termination for the convenience of the government. On January 31, 1996 the Company filed damage claims against the U.S. Navy totaling $62.9 million. The government has audited these claims but has not expressed a willingness to negotiate a settlement of these claims with the Company. As a result, on February 11, 1997, the Company filed an appeal before the Armed Services Board of Contract Appeals requesting an adjudication of this dispute. The Board conducted hearings on this appeal during August and September 1998. Each side subsequently filed post hearing briefs and rebuttal briefs in February and March 1999. On March 17, 2000 the Board issued its decision awarding the Company claim damages totaling $18,410,000. On July 17, 2000 the Company received notification that the Justice Department had filed an appeal covering both the May 30, 1995 (entitlement) and March 17, 2000 (Quantum) decisions of the Armed Services Board of Contract Appeals. As a result of the above, the amount or timing of the ultimate recovery cannot be predicted at this time.

The Company's cash requirements include ongoing costs relating to pursuing the settlement of the Company's dispute with the U.S. Navy and normal recurring general and administrative expenses. The Company is taking additional measures to reduce expenses and anticipates that existing cash and cash equivalents and advances from officers will be sufficient to satisfy the Company's cash requirements through the time of settlement with the U.S. Navy and final liquidation of the Company.


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

                        REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders
Hi-Shear Industries Inc.
North Hills, New York

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Hi-Shear Industries Inc. and its subsidiaries at May 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2000 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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

                                       PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
July 20, 2000

                    HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                       May 31,
                                                               ----------------------
                                                                   2000       1999
                                                               ----------------------
                                                                    (000 Omitted)
    ASSETS
Current assets:
  Cash and equivalents                                                $70        $33
  Other                                                                52         67
                                                               ----------------------
    Total current assets                                              122        100

Property and equipment, at cost:
  Land                                                                  -         80
  Equipment and fixtures                                              175        175
                                                               ----------------------
                                                                      175        255
  Less, accumulated depreciation and amortization                    (147)      (130)
                                                               ----------------------
                                                                       28        125
Other assets                                                        4,654      4,648
                                                               ----------------------
           Total assets                                            $4,804     $4,873
                                                               ======================

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Advances from officer                                              $300     $    -
  Accrued income taxes                                                 18         30
  Other accrued expenses                                              126        313
                                                               ----------------------
    Total current liabilities                                         444        343

Commitments and contingencies

Stockholders' equity:
  Capital stock:
  Preferred stock, $1 par value: authorized 500,000
     shares; none issued                                                -          -
  Common stock, $.10 par value: authorized 10,000,000
    shares; issued 6,139,756 shares                                   614        614
  Paid-in capital                                                  11,153     11,153
  Accumulated deficit                                              (4,703)    (4,533)
  Less treasury stock, at cost (285,138 shares)                    (2,704)    (2,704)
                                                               ----------------------
                                                                    4,360      4,530
                                                               ----------------------
    Total liabilities and stockholders' equity                     $4,804     $4,873
                                                               ======================

See notes to consolidated financial statements.

                    HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Years ended May 31,
                                                         ----------------------------------------
                                                              2000         1999          1998
                                                         ------------  ------------  ------------
                                                                   (000 Omitted except
                                                                     per share data)
General and administrative expenses                           $1,206        $1,240        $1,322
Gain on sale of land                                          (1,037)           --            --
Interest income                                                  (18)          (48)         (181)
Interest expense                                                   6             1            --
                                                         ------------  ------------  ------------

    Loss before income taxes                                    (157)       (1,193)       (1,141)

Provision for income taxes                                        13            31            20
                                                         ------------  ------------  ------------

     Net loss                                                  ($170)      ($1,224)      ($1,161)
                                                         ============  ============  ============

Weighted average Common shares
  outstanding                                                  5,855         5,855         5,855
                                                         ------------  ------------  ------------

    Basic net loss per share                                  ($0.03)       ($0.21)       ($0.20)
                                                         ============  ============  ============



See notes to consolidated financial statements.

                    HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years ended May 31, 2000, 1999 and 1998


                                                               Common Stock                                    Treasury Stock
                                                           ----------------------              Retained   -----------------------
                                                                                  Paid-in      earnings
                                                               Shares     Amount  captial      (deficit)      Shares    Amount
                                                           ----------------------------------------------------------------------
Balance, May 31, 1997                                           6,140       $614    $11,153     ($2,148)        (285)  ($2,704)
Net Loss                                                                                         (1,161)

                                                           --------------------------------------------------------------------

Balance, May 31, 1998                                           6,140        614     11,153      (3,309)        (285)   (2,704)
Net Loss                                                            -          -          -      (1,224)           -         -

                                                           --------------------------------------------------------------------

Balance, May 31, 1999                                           6,140        614     11,153      (4,533)        (285)   (2,704)
Net Loss                                                            -          -          -        (170)           -         -

                                                           --------------------------------------------------------------------

Balance, May 31, 2000                                           6,140       $614    $11,153     ($4,703)        (285)  ($2,704)
                                                           ====================================================================


See notes to consolidated financial statements

             HI-SHEAR INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        YEARS ENDED MAY 31,
                                                                             -----------------------------------------------
                                                                                  2000            1999             1998
                                                                             --------------  --------------  ---------------
                                                                                              (000 Omitted)
Cash flows from operating activities:
Net loss                                                                             ($170)        ($1,224)         ($1,161)
Adjustments to reconcile net loss to net
     cash used for operating activities:
          Depreciation and amortization                                                 17              20               19
          Decrease (increase) in other assets                                            9            (958)          (1,269)
          Increase (decrease) in accrued income taxes                                  (12)              5              (15)
          Gain on sale of land                                                      (1,037)              -                -
          Decrease in other accrued expenses                                          (187)            (44)            (243)
                                                                             --------------  --------------  ---------------
            Net cash used for operating activities                                  (1,380)         (2,201)          (2,669)
                                                                             --------------  --------------  ---------------

Cash flows from investing activities:
     Proceeds from sale of land                                                      1,117               -                -
     Capital expenditures                                                                -             (20)             (29)
                                                                             --------------  --------------  ---------------
            Net cash provided by (used for) investing activities                     1,117             (20)             (29)
                                                                             --------------  --------------  ---------------

Cash flows from financing activities:
     Proceeds from advances from officer                                               300               -                -
                                                                             --------------  --------------  ---------------
            Net cash provided by financing activities                                  300               -                -
                                                                             --------------  --------------  ---------------
Net increase (decrease) in cash and cash equivalents                                    37          (2,221)          (2,698)

Cash and cash equivalents - beginning of year                                           33           2,254            4,952
                                                                             --------------  --------------  ---------------
Cash and cash equivalents - end of year                                                $70             $33           $2,254
                                                                             ==============  ==============  ===============


Supplemental disclosures of cash flow information
  Cash paid during the year for:
    Interest                                                                            $6              $1              $53
    Income taxes                                                                        25              26               37


See notes to consolidated financial statements

                    HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The significant accounting policies followed in the preparation of the accompanying consolidated financial statements of Hi-Shear Industries Inc. and Subsidiaries (the "Company") are summarized below:

      Basis of Presentation. With the sale of Hi-Shear Corporation, the Company no longer conducts an operating business. The Company currently anticipates that upon final resolution of its claims against the U.S. Navy, it will complete the distribution of its assets to stockholders and seek stockholder approval to dissolve the Company. Until that time, management's plans to continue as a going concern include reducing expenses and obtaining bank or officers' loans, as required.

      Principles of Consolidation. The consolidated financial statements include the accounts of Hi-Shear Industries Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

      Income Taxes. The Company and its subsidiaries file consolidated federal and state income tax returns. Deferred provision is made for income taxes resulting from timing differences in the recognition of income and expense for tax and financial reporting purposes. The Company utilizes Statement of Financial Standards No. 109 "Accounting for Income Taxes" which

                    HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


requires recognition of deferred tax assets and liabilities for temporary differences and net operating loss (NOL) and tax credit carryforwards. Under this statement, deferred income taxes are established based on enacted tax rates expected to be in effect when temporary differences are scheduled to reverse and NOL and tax credit carryforwards are expected to be utilized. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

      Earnings Per Share. Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted average number of common and common equivalent shares outstanding during the period. The Company did not have any common equivalent shares outstanding during the years ended May 31, 2000, 1999 and 1998.

      Recent Accounting Standards. In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The provisions of the statement are effective the first quarter of 2001, as amended by SFAS No. 137 in June 1999. The Company does not believe that the new standard will have a material impact on the Company's financial statements.



SALE OF SUBSIDIARY

   On February 26, 1996, pursuant to approval received at the Annual Meeting of Shareholders on February 23, 1996, the Company sold its aerospace fastener subsidiary Hi-Shear Corporation and its subsidiaries to GFI Industries S.A. of Belfort, France for $46 million in cash. The sale was treated as a sale of stock for accounting purposes. As a result, the Company recognized a gain of approximately $1.8 million in its statement of operations. The sales price was subject to adjustment based upon a review of the closing balance sheet of Hi-Shear Corporation and verification by GFI of the net asset value as required under the terms of the sale. The Company and GFI were unable to reach an agreement on the net asset value with GFI requesting downward adjustments to the sales price totaling $6.4 million. The disagreement was submitted to arbitration as required under the Stock Purchase Agreement. After reviewing material submitted by both parties, the arbitrator decided in favor of the Company and essentially

                    HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



finalized the purchase price at $46 million. Additionally, under the terms of the agreement for the sale of HSC, the Company was restricted from distributing to its stockholders, by means of dividend or otherwise, at least $3.0 million of the purchase price through March 31, 1997. Subsequent to that date, the Company may distribute any remaining funds not utilized for operations.



PROVISION FOR INCOME TAXES

      The components of the income tax provision are summarized as follows:

                                                Years ended May 31,
                                            -------------------------
                                              2000     1999     1998
                                            -------------------------
                                                  (000 Omitted)
   Current:
         Domestic:
                 State and local...........    $ 13    $  31    $ 20
         Total income tax provision........    $ 13    $  31    $ 20
                                            =======  =======  =======

    The components included in determining the provision for income taxes are shown below:


                                                Years ended May 31,
                                            -------------------------
                                              2000     1999     1998
                                            -------------------------
                                                  (000 Omitted)
Tax provision at federal income tax
  statutory rate.....................          $ (53)  $ (406)  $(388)
Increase in taxes resulting from:
    Unrecognized tax benefit                      53      406     388
    State and local taxes on income,
      net of federal tax benefit.....             12       17      16
    Other............................              1       14       4
                                              ------   ------  ------
Income tax provision per consolidated
   statements of operations..........          $  13   $   31   $  20
                                               ======  ======   ======

                    HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. The major components of deferred tax liabilities and assets as of May 31, 2000 and 1999 were as follows:

                                                    May 31,
                                               ---------------
                                                 2000    1999
                                               ---------------
                                                (000 Omitted)
  Assets
    Federal net operating loss carryforwards   $ 5,318 $ 5,174
    State net operating loss caryforwards          456     683
    Alternative minimum tax credit carryforwards   273     273
    Other                                           50     142
                                              -------- -------
       Total deferred tax assets                 6,097   6,272
                                              -------- -------
    Valuation allowance                         (6,097) (6,272)
                                              -------- -------
       Net deferred taxes                      $     - $     -
                                              ======== =======

      As of May 31, 2000, the Company had a federal net operating loss carryforward of approximately $15,640,000 which expires between 2006 and 2020, state net operating loss carryforwards of approximately $7,680,000 expiring between 2001 and 2020 and alternative minimum tax credit carryforward of $273,000 with no expiration.


ADVANCES FROM OFFICER OF THE COMPANY

      On March 1, 2000, David A. Wingate, Chairman, President and Chief Executive of Hi-Shear Industries Inc. entered into an agreement with a bank to obtain a $500,000 unsecured line of credit at an interest rate of prime plus 1.5%. Mr. Wingate is making these funds available to the Company at essentially the same rate of interest. At May 31, 2000 the Company had been advanced $300,000 against this line.



PENSION AND INCENTIVE COMPENSATION PLANS

   The Company maintains a 401(k) Profit Sharing Plan for all employees. Company contributions to this Plan were $9,000, $11,000 and $9,000 for the years ended May 31, 2000, 1999 and 1998, respectively.

                    HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



SALE OF LAND

      On June 4, 1999, in accordance with the terms of a lease between HSI Properties Inc., a wholly owned subsidiary of the Company, and Hi-Shear Technology Corporation (HSTC) dated June 4, 1993, HSTC exercised its option to purchase the property it was leasing in Saugus California. The sales price was $1,000,000 plus escalations totaling $124,864 which resulted in a gain on sale of land of approximately $ 1,037,000. The total proceeds of $1,124,864 have been used as working capital by the Company.



COMMITMENTS AND CONTINGENCIES

      In March 1991, the Company terminated the operations of one of its subsidiaries, Defense Systems Corporation in Reno, Nevada. As a result of shutting down operations at this facility, two contracts with the U.S. Navy were terminated for default. The Company appealed the default terminations and on May 31, 1995 its appeals from the default terminations was sustained by the Armed Services Board of Contract Appeals. This decision released the Company from any obligation to repay progress payments received under the contracts, and entitled the Company to recover contract and additional costs expended in connection with the contracts. On January 31, 1996, the Company filed damage claims against the U.S. Navy totaling $62.9 million. The government audited these claims but did not express a willingness to negotiate a settlement of these claims with the Company. As a result, on February 11, 1997, the Company filed an appeal before the Armed Services Board of Contract Appeals requesting an adjudication of this dispute. The Board conducted hearings on this appeal during August and September 1998. Each side subsequently filed post hearing briefs and rebuttal briefs in February and March 1999. On March 17, 2000 the Board issued its decision awarding the Company claim damages totaling $18,410,000. On July 17, 2000 the Company received notification that the Justice Department had filed an appeal covering both the May 30, 1995 (entitlement) and March 17, 2000 (quantum) decisions of the Armed Services Board of Contract Appeals. As a result of the above, the amount or timing of the recovery cannot be predicted at this time. The Company had previously written off additional costs associated with this matter due to the uncertainty of the outcome, however, since the rendering of the favorable decision on May 30, 1995, the Company began accruing additional costs incurred, primarily claims preparation and legal, as claims receivable. At May 31, 2000 claims receivable of $4.6 million are included as other long term assets on the balance sheet, as management believes, in conjunction with outside counsel, such amounts are reasonable and collectable. In addition, the Company has netted deferred legal cost, subject to negotiations, against other assets of approximately $1.8 million which will

                    HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



be settled upon final resolution of the claim with the U.S. Navy. Since the ultimate recovery of these claims cannot presently be determined, no recognition from any settlement proposal, other than the claim receivable noted above, has been reflected in the accompanying financial statements.

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

      In addition to related property taxes and insurance, the Company made net rental payments of approximately, $66,000, $62,000 and $96,000, for the years ended May 31, 2000, 1999 and 1998, respectively. At May 31, 2000 the Company's commitment for future minimum lease payments under noncancellable operating leases is $156,000, expiring in October, 2002.

                   HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


SUMMARY OF QUARTERLY RESULTS (UNAUDITED)
The following summarizes unaudited quarterly financial data for the fiscal years ended May 31, 2000 and May 31, 1999:

                                                                 For The Quarter Ended
                                                     --------------------------------------------------------------

                                                         Aug 31,         Nov 30,         Feb 29,           May 31,
                                                          1999            1999            2000              2000
                                                     ------------    ------------    ------------      ------------

                                                     (000 Omitted, except per share data)
General and administrative expenses                        ($334)          ($268)          ($324)            ($280)
                                                     ============    ============    ============      ============
Gain on sale of land                                      $1,037              $0              $0                $0
                                                     ============    ============    ============      ============

Net income (loss)                                           $697           ($267)          ($327)            ($273)
                                                     ============    ============    ============      ============

Net income (loss) per share                                $0.12          ($0.05)         ($0.06)           ($0.05)
                                                     ============    ============    ============      ============



                                                         Aug 31,         Nov 30,         Feb 28,           May 31,
                                                          1998            1998            1999              1999
                                                     ------------    ------------    ------------      ------------

General and administrative expenses                        ($331)          ($299)          ($343)            ($267)
                                                     ============    ============    ============      ============

Net loss                                                   ($306)          ($286)          ($336)            ($296)
                                                     ============    ============    ============      ============

Net loss per share                                        ($0.05)         ($0.05)         ($0.06)           ($0.05)
                                                     ============    ============    ============      ============

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

Harold L. Bernstein                      Lawyer.  Secretary of the Company.
Victor J. Galgano                        Vice President and Chief Financial
                                         Officer of the Company.

Philip M. Slonim                         Private investor.

David A. Wingate                         Chairman of the Board, Chief Executive
                                         Officer and President of the Company.

Arthur M. Winston                        Investment Manager, Glickenhaus & Co.



ITEM 11.  EXECUTIVE COMPENSATION

      The following table sets forth the cash compensation for services rendered to the Company and its subsidiaries during the fiscal years 2000, 1999 and 1998, paid to or accrued for those persons who were, at May 31, 2000, the Company's Chief Executive and all of the other executive officers of the Company and subsidiaries whose total annual salary and bonus exceeded $100,000:

SUMMARY COMPENSATION TABLE

                                                    ANNUAL
                                                 COMPENSATION
                                                Salary    Bonus
Name and Principal Position             Year      $         $


David A. Wingate                        2000    $325,000 $  0
Chairman, President & Chief Executive   1999     325,000    0
                                        1998     325,000    0

Robert A. Schell                        2000      73,000    0
Vice President & Chief Operating        1999     175,000    0
   Officer/Space and Defense            1998     175,000  50,000

Victor J. Galgano                       2000     162,000    0
Vice President and Chief Financial      1999     162,000    0
   Officer                              1998     162,000    0

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

      The following table sets forth, as of August 18, 2000, certain information concerning the persons known to management to be the beneficial owners of more than 5% of the Company's common stock, and for all of the Company's officers and directors as a group. Except as otherwise indicated, the persons listed have sole voting and investment power with respect to shares beneficially owned by them.

                                                         Percent
                                                            of
Name and Address of                       Amount          Common
Beneficial Owner                     Beneficially Owned   Stock

GAMCO Investors, Inc.                1,354,690 (1)(2)    23.14%
  One Corporate Center
  Rye, NY 10580

David A. Wingate                     1,181,494 (3)       20.18%
  3333 New Hyde Park Road
  North Hills, NY 11042

Corbyn Invesment Management          1,072,900 (4)       18.32%
  2330 West Joppa Rd., Suite 108
  Lutherville, MD 21093

Philip M. Slonim                       446,067 (5)        7.62%
  P.O. 27835
  San Diego, CA 92128

All directors and officers as a
   group                             1,677,218           28.65%
                                     ---------           ------


(1) Firm and related entities have investment discretion regarding this aggregate number of shares, which are beneficially owned by many investment clients.

(2) Share ownership is based upon information in Amendment No. 48 to Schedule 13D filed with the Securities and Exchange Commission.

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


ITEM 14 (b) REPORTS ON FORM 8-K

         On March 20, 2000, the Company reported that it had received a decision in a series of long standing appeals before the Armed Services Board of Contract Appeals.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               HI-SHEAR INDUSTRIES INC.


                               By /s/ David A. Wingate
                                  ---------------------------------
                                  David A. Wingate, Chairman,
                                     President and Chief
                                     Executive


                               By /s/ Victor J. Galgano
                                  ---------------------------------
                                   Victor J. Galgano, Vice
                                     President and Chief
                                     Financial Officer

August 24, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By /s/ Harold L. Bernstein
   --------------------------------
   Harold L. Bernstein, Director


             August 24, 2000
           ....................
                   Date


By /s/ Philip M. Slonim
   --------------------------------
   Philip M. Slonim, Director


             August 24, 2000
           .....................
                   Date


By /s/ Arthur M. Winston
   --------------------------------
   Arthur M. Winston, Director


             August 24, 2000
           .....................
                   Date