Form 10-Q
period 2000-08-31
HI SHEAR INDUSTRIES INC
filed 2000-10-06
CIK 47268

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM I0-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2000
                                                ---------------

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

5,854,618 Common Shares were outstanding as of October 3, 2000.

                    HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
Part I.   Financial Information:

          Item 1.  Financial Statements:

                   Consolidated Balance Sheets as of
                     August 31, 2000 and May 31, 2000                        1

                   Consolidated Statements of Operations
                     for the three months ended
                     August 31, 2000 and 1999                                2

                   Consolidated Statements of Cash Flows
                     for the three months ended August 31,
                     2000 and 1999                                           3

                   Notes to Consolidated Financial Statements                4


          Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations           6


          Item 3.  Quantitative and Qualitative Disclosures
              About Market Risk                                              7


Part II.    Other Information:                                               7

                    HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                            (000 Omitted)
                                                   -----------------------------
                                                     August 31,       May 31,
                                                       2000             2000
                                                   --------------    -----------
                                                    (Unaudited)
        ASSETS

Current assets:
    Cash and equivalents                                    $154            $70
    Other                                                     59             52
                                                   --------------    -----------
          Total current assets                               213            122

Property and equipment, at cost                              175            175
Less: Accumulated depreciation                              (152)          (147)
                                                   --------------    -----------
Net property and equipment                                    23             28

Other assets                                               4,586          4,654
                                                   --------------    -----------
                                                          $4,822         $4,804
                                                   ==============    ===========



        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Advances from officer                                   $400           $300
    Accrued income taxes                                      34             18
    Other accrued expenses                                   255            126
                                                   --------------    -----------
          Total current liabilities                          689            444

Stockholders' equity:
    Common stock                                             614            614
    Paid-in capital                                       11,153         11,153
    Accumulated deficit                                   (4,930)        (4,703)
    Less treasury stock                                   (2,704)        (2,704)
                                                   --------------    -----------
          Total stockholders' equity                       4,133          4,360
                                                   --------------    -----------
                                                          $4,822         $4,804
                                                   ==============    ===========




See notes to consolidated financial statements.

                    HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              (Unaudited)
                                                        (000's omitted except
                                                            per share data)
                                                        ----------------------
                                                           Three Months Ended
                                                        ----------------------
                                                                August 31,
                                                            2000       1999
                                                        ----------------------
General and administrative expense                            $212       $344

Gain on sale of land                                                   (1,037)
Interest (income) expense                                       10         (9)
                                                        ----------------------

    Income (Loss) Before Income Taxes                         (222)       702

Provision for  income taxes                                      5          5
                                                        ----------------------

    Net Income (Loss)                                        ($227)      $697
                                                        ======================

Basic and diluted earnings per common share:
    Net Income (Loss)                                       ($0.04)     $0.12
                                                        ======================

Weighted average common shares outstanding                   5,855      5,855
                                                        ======================





See notes to consolidated financial statements.

                    HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   (Unaudited)
                                                                  (000 Omitted)
                                                             --------------------
                                                              Three Months Ended
                                                                  August  31,
                                                               2000       1999
                                                             --------------------
Cash flows from operating activities:
  Net income (loss)                                             ($227)      $697
  Adjustments to reconcile net income (loss) to
  net cash used for operating activities:
    Depreciation and amortization                                   5          4
    Increase (decrease) in accrued income taxes                    16        (14)
    Gain on sale of land                                           --     (1,037)
    Increase (decrease) in other accrued expenses                 129        (16)
    Decrease (increase) in other assets                            61       (115)
                                                             --------------------

        Net cash used for operating activities                    (16)      (481)
                                                             --------------------

Cash flows from investing activities:
  Proceeds from sale of land                                       --      1,117
                                                             --------------------

        Net cash provided by  investing activities                 --      1,117
                                                             --------------------

Cash flows from financing activities:
  Proceeds from advances from officer                             100         --
                                                             --------------------

        Net cash provided by  investing activities                100         --
                                                             --------------------

Net increase  in cash and cash equivalents                         84        636
Cash and cash equivalents - beginning of period                    70         33
                                                             --------------------
Cash and cash equivalents - end of period                        $154       $669
                                                             ====================



See notes to consolidated financial statements.

                    HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

         The accompanying consolidated financial statements of Hi-Shear Industries Inc. and its subsidiaries (The Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim financial statements presented herein have not been audited by independent public accountants, but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The consolidated balance sheet data presented herein for May 31, 2000 was derived from the Company's audited consolidated financial statements for the fiscal year then ended. The preparation of financial statements in accordance with generally accepted accounting principles requires the Company's management to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 2000.
         With the sale of Hi-Shear Corporation and Subsidiaries ("HSC") on February 26, 1996, the Company no longer conducts an operating business. The Company currently anticipates that upon final resolution of its claims against the U.S. Navy, it will complete the distribution of its assets to stockholders and seek stockholder approval to dissolve the Company. Until that time, management's plans to continue as a going concern include reducing expenses and obtaining bank or officers' loans, as required.


Note B - Contingencies

         On January 31, 1996, the Company filed damage claims against the U.S. Navy totaling $62.9 million arising from the termination of two contracts held by a subsidiary, Defense Systems Corporation. The government audited these claims but did not express a willingness to negotiate a settlement of these claims with the Company. As a result, on February 11, 1997, the Company filed an appeal before the Armed Services Board of Contract Appeals requesting an adjudication of this dispute. At a hearing which concluded September 17, 1998, the Board heard evidence regarding this matter and on March 17, 2000 issued its decision awarding the Company claim damages totaling $18,410,000 plus interest. On July 17, 2000 the Company received notification that the Justice Department had filed an appeal regarding this decision. As a result of the above, the amount or timing of the recovery cannot be predicted at this time. The Company had previously written off additional costs associated with this matter due to uncertainty of the outcome, however, since the rendering of the favorable decision in May 1995 by the Armed Services Board of Contract Appeals, the Company began capitalizing additional costs incurred, primarily claims preparation and legal, as claims receivable.

At August 31, 2000 and May 31, 2000 claims receivable of $4.6 million are included as other long term assets on the balance sheet, as management believes such amounts are reasonable and collectable. In addition, the Company has netted deferred legal cost, subject to negotiations, against other assets for both periods of approximately $1.8 million which will be settled upon final resolution of the claim with the U.S. Navy. Since the amount of recovery of these claims cannot presently be determined, no recognition from any settlement proposal, other than the claim receivable noted above, has been reflected in the accompanying financial statements.

         Subsequent to the completion of the trial against the U.S. Navy, certain employees involved in preparing the case were promised a discretionary bonus contingent upon the successful recovery of monetary claims. In this regard, the Company has entered into agreements with two of these individuals providing for the payment of bonuses totaling 8% of the claim proceeds recovered.


Note C - Net Income Per Share

         Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted average number of common and common equivalent shares outstanding during the period. The Company did not have any common equivalent shares outstanding during the three month periods ended August 31, 2000 and 1999.


Note D - Sale of Land

         On June 4, 1999, in accordance with the terms of a lease between HSI Properties Inc., a wholly owned subsidiary of the Company, and Hi-Shear Technology Corporation (HSTC) a former subsidiary, dated June 4, 1993, HSTC exercised its option to purchase the property it was leasing in Saugus California. The sales price was $1,124,864. Proceeds from the sale were used as working capital by the Company.


Note E - Advances From Officer of The Company

         On March 1, 2000, David A. Wingate, Chairman, President and Chief Executive of Hi- Shear Industries Inc. entered into an agreement with a bank to obtain a $500,000 unsecured line of credit at an interest rate of prime + 1.5%. Mr. Wingate is making these funds available to the Company at essentially the same rate of interest. At August 31, 2000 the Company had been advanced $400,000 against this line.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Results of Operations

         On February 26, 1996, the Company sold its last remaining operating entity, Hi-Shear Corporation and its subsidiaries and effectively ceased operations. Since that time the Company has reduced corporate staff and expenses to a minimum level. During the three month periods ended August 31, 2000 and 1999, corporate overhead totaled $212,000 and $344,000 , respectively, which consist primarily of the ongoing costs necessary to pursue the settlement of the Company's dispute with the U.S. Navy. During the prior three month period the Company recorded a gain on the sale of land held by the Company. The interest expense reported during the current period relates to advances received from corporate officer. The interest income reported during the prior period was due to interest earned on the investment of the proceeds retained from the sale land and the sale of Hi-Shear Corporation.

Liquidity and Capital Resources

         On February 26, 1996, the Company completed the sale of Hi-Shear Corporation to GFI Industries S.A. for a total purchase price of $46 million generating net proceeds from the sale , after deducting transaction costs, of $44.4 million. Of that amount, approximately $13 million was used to repay all amounts outstanding under the Company's loan agreements and the remaining balance was deposited in short term investment accounts. The Company has previously announced its intention to liquidate and distribute the proceeds from this sale as well as any settlement received from the resolution of the Company's long standing dispute with the U.S. Navy. In this regard, the Company made an initial liquidating distribution to shareholders of approximately $23.4 million ($4 per share) on August 1, 1996. At August 31, 2000 the Company had $154,000 remaining in cash and cash equivalents.

         The Company's cash requirements include ongoing costs relating to pursuing the settlement of the Company's dispute with the U.S. Navy and normal recurring general and administrative expenses. The Company is taking further measures to reduce expenses and anticipates that existing cash and cash equivalents and additional advances from officers will be sufficient to satisfy the Company's cash requirements through the time of settlement with the U.S. Navy and final liquidation of the Company.

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





Date: October 6, 2000
      ---------------