Form 10-Q
period 2000-11-30
HI SHEAR INDUSTRIES INC
filed 2001-01-11
CIK 47268

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM I0-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2000
                                               -----------------

                          Commission file number 1-7633
                                                 ------



                            Hi-Shear Industries Inc.
                            -----------------------
             (Exact name of registrant as specified in its charter)

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

                                             Yes    X          No
                                                  ------          ------

5,854,618 Common Shares were outstanding as of January 8, 2001.

                    HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                                      INDEX

                                                                                                          Page
                                                                                                         Number
                                                                                                         ------

         Part I.     Financial Information:

                  Item 1.       Financial Statements:

                                Consolidated Balance Sheets as of
                                   November 30, 2000 and May 31, 2000                                       1

                                Consolidated Statements of Operations
                                   for the three and six months ended
                                   November 30, 2000 and 1999                                               2

                                Consolidated Statements of Cash Flows
                                   for the six months ended November 30,
                                   2000 and 1999                                                            3

                                Notes to Consolidated Financial Statements                                  4


                  Item 2.       Management's Discussion and Analysis of
                                   Financial Condition and Results of Operations                            6


                  Item 3.       Quantitative and Qualitative Disclosures
                                   About Market Risk                                                        7


         Part II.  Other Information:                                                                       7

                  HI-SHEAR INDUSTRIES INC.  AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                                            (000 Omitted)
                                                   -----------------------------
                                                    November 30,      May 31,
                                                       2000             2000
                                                   --------------    -----------
                                                    (Unaudited)
        ASSETS

Current assets:
    Cash and equivalents                                    $133            $70
    Other                                                     39             52
                                                   --------------    -----------
          Total current assets                               172            122

Property and equipment, at cost                              175            175
Less: Accumulated depreciation                              (159)          (147)
                                                   --------------    -----------
Net property and equipment                                    16             28

Other assets                                               4,586          4,654
                                                   --------------    -----------
                                                          $4,774         $4,804
                                                   ==============    ===========



        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Advances from officer                                   $500           $300
    Accrued income taxes                                      36             18
    Other accrued expenses                                   239            126
                                                   --------------    -----------
          Total current liabilities                          775            444

Stockholders' equity:
    Common stock                                             614            614
    Paid-in capital                                       11,153         11,153
    Accumulated deficit                                   (5,064)        (4,703)
    Less treasury stock                                   (2,704)        (2,704)
                                                   --------------    -----------
          Total stockholders' equity                       3,999          4,360
                                                   --------------    -----------
                                                          $4,774         $4,804
                                                   ==============    ===========




See notes to consolidated financial statements.

                       HI-SHEAR   INDUSTRIES INC.  AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              (Unaudited)
                                                   (000 Omitted except per share data)
                                             -----------------------------------------------
                                                Three Months Ended         Six Months Ended
                                             -----------------------------------------------
                                                   November 30,             November 30,
                                                2000       1999          2000       1999
                                             ----------------------   ----------------------

General and administrative expense                 $117       $268          $329       $612
Gain on sale of land                                  -          -             -     (1,037)
Interest (income) expense                            12         (6)           22        (15)
                                             ----------------------   ----------------------

    Income (Loss) Before Income Taxes              (129)      (262)         (351)       440

Provision for income taxes                            5          5            10         10
                                             ----------------------   ----------------------

    Net Income (Loss)                             ($134)     ($267)        ($361)      $430
                                             ======================   ======================

Basic and diluted earnings per common share:
    Net Income (Loss)                            ($0.02)    ($0.05)       ($0.06)     $0.07
                                             ======================   ======================

Weighted average common shares outstanding        5,855      5,855         5,855      5,855
                                             ======================   ======================





See notes to consolidated financial statements.

                    HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               (Unaudited)
                                                              (000 Omitted)
                                                           -------------------
                                                             Six Months Ended
                                                               November  30,
                                                             2000       1999
                                                           -------------------
Cash flows from operating activities:
    Net income (loss)                                        ($361)      $430
    Adjustments to reconcile net income (loss) to
    net cash used for operating activities:
         Depreciation and amortization                          12          8
          Increase (decrease) in accrued income taxes           18        (13)
         Gain on sale of land                                   --     (1,037)
         Increase (decrease) in other accrued expenses         113        (26)
         Decrease (increase) in other assets                    81       (149)
                                                           -------------------

               Net cash used for operating activities         (137)      (787)
                                                           -------------------

Cash flows from investing activities:
    Proceeds from sale of land                                  --      1,117
                                                           -------------------

               Net cash provided by investing activities        --      1,117
                                                           -------------------

Cash flows from financing activities:
    Proceeds from advances from officer                        200         --
                                                           -------------------

               Net cash provided by financing activities       200         --
                                                           -------------------

Net increase  in cash and cash equivalents                      63        330
Cash and cash equivalents - beginning of period                 70         33
                                                           -------------------
Cash and cash equivalents - end of period                     $133       $363
                                                           ===================



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


Note B - Contingencies

         On January 31, 1996, the Company filed damage claims against the U.S. Navy totaling $62.9 million arising from the termination of two contracts held by a subsidiary, Defense Systems Corporation. The government audited these claims but did not express a willingness to negotiate a settlement of these claims with the Company. As a result, on February 11, 1997, the Company filed an appeal before the Armed Services Board of Contract Appeals requesting an adjudication of this dispute. At a hearing which concluded September 17, 1998, the Board heard evidence regarding this matter and on March 17, 2000 issued its decision awarding the Company claim damages totaling $18,410,000 plus interest. On July 17, 2000 the Company received notification that the Justice Department had filed an appeal regarding this decision. This appeal was subsequently withdrawn on November 19, 2000. Payment of the damage award is now subject to the submission of required paperwork by both parties to the US Treasury. The Company had previously written off additional costs associated with this matter due to uncertainty of the outcome, however, since the rendering of the favorable decision in May 1995 by the Armed

Services Board of Contract Appeals, the Company began capitalizing additional costs incurred, primarily claims preparation and legal, as claims receivable. At November 30, 2000 and May 31, 2000 claims receivable of $4.6 million are included as other long term assets on the balance sheet, as management believes such amounts are reasonable and collectable. In addition, the Company has netted deferred legal cost, subject to negotiations, against other assets for both periods of approximately $1.8 million which will be settled upon final resolution of the claim with the U.S. Navy. Since the timing of recovery of these claims cannot presently be determined, no recognition from any settlement proposal, other than the claim receivable noted above, has been reflected in the accompanying financial statements.

         Subsequent to the completion of the trial against the U.S. Navy, certain employees involved in preparing the case were promised a discretionary bonus contingent upon the successful recovery of monetary claims. In this regard, the Company has entered into agreements with two of these individuals providing for the payment of bonuses totaling 8% of the claim proceeds recovered.


Note C - Net Income Per Share

         Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted average number of common and common equivalent shares outstanding during the period. The Company did not have any common equivalent shares outstanding during the three and six month periods ended November 30, 2000 and 1999.


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


Note E - Advances From Officer of The Company

         On March 1, 2000, David A. Wingate, Chairman, President and Chief Executive of Hi- Shear Industries Inc. entered into an agreement with a bank to obtain a $500,000 unsecured line of credit at an interest rate of prime + 1.5%. Mr. Wingate is making these funds available to the Company at essentially the same rate of interest. At November 30, 2000 the Company had been advanced the full $500,000 against this line.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Results of Operations

         On February 26, 1996, the Company sold its last remaining operating entity, Hi-Shear Corporation and its subsidiaries and effectively ceased operations. Since that time the Company has reduced corporate staff and expenses to a minimum level. During the six month periods ended November 30, 2000 and 1999, corporate overhead totaled $329,000 and $612,000 , respectively, which consist primarily of the ongoing costs necessary to pursue the settlement of the Company's dispute with the U.S. Navy. During the prior six month period the Company recorded a gain on the sale of land held by the Company. The interest expense reported during the current period relates to advances received from corporate officer. The interest income reported during the prior period was due to interest earned on the investment of the proceeds retained from the sale land.

Liquidity and Capital Resources

         On February 26, 1996, the Company completed the sale of Hi-Shear Corporation to GFI Industries S.A. for a total purchase price of $46 million generating net proceeds from the sale , after deducting transaction costs, of $44.4 million. Of that amount, approximately $13 million was used to repay all amounts outstanding under the Company's loan agreements and the remaining balance was deposited in short term investment accounts. The Company has previously announced its intention to liquidate and distribute the proceeds from this sale as well as any settlement received from the resolution of the Company's long standing dispute with the U.S. Navy. In this regard, the Company made an initial liquidating distribution to shareholders of approximately $23.4 million ($4 per share) on August 1, 1996. At November 30, 2000 the Company had $133,000 remaining in cash and cash equivalents.

         The Company's cash requirements include ongoing costs relating to pursuing the settlement of the Company's dispute with the U.S. Navy and normal recurring general and administrative expenses. The Company is taking measures to further reduce expenses and anticipates that existing cash and cash equivalents and additional advances from officers will be sufficient to satisfy the Company's cash requirements through the time of settlement with the U.S. Navy, which management estimates to be during the third quarter of the current fiscal year and final liquidation of the Company.

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

                  None

Item 5.     OTHER INFORMATION

                  None

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits

                      27.  Financial Data Schedule

                  (b) Reports on Form 8-K

                           On November 20, 2000, the Company announced that the
                  U.S. Navy had withdrawn its appeal of a decision issued March 17, 200, awarding the Company $18,410,414 plus interest.

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





Date: January 10, 2001