Form 10-Q
period 2001-02-28
HI SHEAR INDUSTRIES INC
filed 2001-04-13
CIK 47268

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM I0-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended FEBRUARY 28, 2001
                                               -----------------

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

                                      Yes   X      No
                                         -------      ------

5,854,618 Common Shares were outstanding as of April 9, 2001.

                    HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                   ------------------------------------------

                                      INDEX

                                                                                 Page
                                                                                Number
                                                                                ------
Part I.     Financial Information:

         Item 1.   Financial Statements:

                   Consolidated Balance Sheets as of
                      February 28, 2001 and May 31, 2000                          1

                   Consolidated Statements of Discontinued
                      Operations for the three and nine months
                      ended February 28, 2001 and February 29, 2000               2

                   Consolidated Statements of Cash Flows
                      for the nine months ended February 28,
                      2001 and February 29, 2000                                  3

                   Notes to Consolidated Financial Statements                     4


         Item 2.   Management's Discussion and Analysis of
                      Financial Condition and Results of Operations               6


         Item 3.   Quantitative and Qualitative Disclosures
                      About Market Risk                                           6


Part II.  Other   Information:                                                    7

                  HI-SHEAR INDUSTRIES INC.  AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                                           (000 Omitted)
                                                   -----------------------------
                                                    February 28,      May 31,
                                                       2001             2000
                                                   --------------    -----------
                                                    (Unaudited)
        ASSETS

Current assets:
    Cash and equivalents                                 $23,456            $70
    Other                                                     40             52
                                                   --------------    -----------
          Total current assets                            23,496            122

Property and equipment, at cost                              158            175
Less: Accumulated depreciation                              (154)          (147)
                                                   --------------    -----------
Net property and equipment                                     4             28

Other assets                                                   -          4,654
                                                   --------------    -----------
                                                         $23,500         $4,804
                                                   ==============    ===========



        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Advances from officer                                $     -           $300
    Accrued income taxes                                      24             18
    Other accrued expenses                                 4,589            126
                                                   --------------    -----------
          Total current liabilities                        4,613            444

Stockholders' equity:
    Common stock                                             614            614
    Paid-in capital                                       11,153         11,153
    Retained earnings (accumulated deficit)                9,824         (4,703)
    Less treasury stock                                   (2,704)        (2,704)
                                                   --------------    -----------
          Total stockholders' equity                      18,887          4,360
                                                   --------------    -----------
                                                         $23,500         $4,804
                                                   ==============    ===========



See notes to consolidated financial statements.

                         HI-SHEAR INDUSTRIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS

                                                                (Unaudited)
                                                   (000 Omitted except per share data)
                                             -----------------------------------------------
                                               Three Months Ended       Nine Months Ended
                                             ----------------------   ----------------------
                                               Feb. 28    Feb. 29       Feb. 28    Feb. 29
                                                 2001       2000          2001       2000
                                             ----------------------   ----------------------
General and administrative expense               $6,084       $324        $6,413       $936
Gain on sale of property                            (25)         -           (25)    (1,037)
Settlement of claims                            (13,578)         -       (13,578)         -
Interest income                                  (7,359)        (2)       (7,337)       (17)
                                             ----------------------   ----------------------

    Income (Loss) Before Income Taxes            14,878       (322)       14,527        118

Provision for  income taxes                           -          5             -         15
                                             ----------------------   ----------------------

    Net Income (Loss)                           $14,878      ($327)      $14,527       $103
                                             ======================   ======================

Basic and diluted earnings per common share:
    Net Income (Loss)                             $2.54     ($0.06)        $2.48      $0.02
                                             ======================   ======================

Weighted average common shares outstanding        5,855      5,855         5,855      5,855
                                             ======================   ======================



See notes to consolidated financial statements.

                       HI-SHEAR   INDUSTRIES INC.  AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             (Unaudited)
                                                            (000 Omitted)
                                                        ----------------------
                                                           Nine Months Ended
                                                           Feb.28     Feb.29
                                                            2001       2000
                                                        ----------------------
Cash flows from operating activities:
    Net income                                             $14,527       $103
    Adjustments to reconcile net income to
    net cash used for operating activities:
         Depreciation and amortization                          16         12
          Increase (decrease) in accrued income taxes            6         (5)
         Gain on sale of property                               --     (1,037)
         Increase (decrease) in other accrued expenses       4,463        (30)
         Decrease (increase) in other assets                 4,666       (132)
                                                        ----------------------

               Net cash used for operating activities       23,678     (1,089)
                                                        ----------------------

Cash flows from investing activities:
    Proceeds from sale of property                               8      1,117
                                                        ----------------------

               Net cash provided by  investing activities        8      1,117
                                                        ----------------------

Cash flows from financing activities:
    Proceeds from advances from officers                       200         --
    Payment on advances from officer                          (500)        --
                                                        ----------------------

               Net cash provided by  financing activities     (300)        --
                                                        ----------------------

Net increase  in cash and cash equivalents                  23,386         28
Cash and cash equivalents - beginning of period                 70         33
                                                        ----------------------
Cash and cash equivalents - end of period                  $23,456        $61
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

         With the sale of Hi-Shear Corporation and Subsidiaries ("HSC") on February 26, 1996, the Company no longer conducts an operating business. The Company currently anticipates that now that it has received full payment of its claims against the U.S. Navy, it will seek stockholder approval to dissolve the Company and complete the distribution of its assets to stockholders.

Note B - Settlement of Claims

         On February 6, 2001, the Company received payment of $25,696,525, including interest, representing full settlement of damage claims against the U.S. Navy arising from the termination of two contracts held by a subsidiary, Defense Systems Corporation. The Company is in the process of settling obligations with attorneys, contractors and other individuals and has established a reserve included in Other Accrued Expenses on the Balance Sheet which should be sufficient to satisfy these obligations. Once this is accomplished, the Company intends to seek a shareholder vote to liquidate the Company and distribute remaining assets to shareholders.


Note C - Net Income Per Share

         Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted average number of common and common equivalent shares outstanding during the period. The Company did not have any common equivalent shares outstanding during the three and nine month periods ended February 28, 2001 and February 29, 2000.


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


Note E - Advances From Officer of The Company

         On March 1, 2000, David A. Wingate, Chairman, President and Chief Executive of Hi- Shear Industries Inc. entered into an agreement with a bank to obtain a $500,000 unsecured line of credit at an interest rate of prime + 1.5%. Mr. Wingate made these funds available to the Company at essentially the same rate of interest. At May 31, 2000 the Company had been advanced $300,000 against this line. With the receipt of the U.S. Navy settlement, the Company repaid this obligation in full.


Note F - Income Taxes

         As a result of the utilization of available tax loss carry forwards and credits, the Company has no current provision for federal or state income taxes.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Results of Operations

         On February 26, 1996, the Company sold its last remaining operating entity, Hi-Shear Corporation and its subsidiaries and effectively ceased operations. Since that time the Company has reduced corporate staff and expenses to a minimum level. During the nine month periods ended February 28, 2001 and February 29, 2000, corporate overhead totaled $6,413,000 and $936,000 , respectively. The current nine month period includes accruals necessary to satisfy legal and contractual obligations, previously capitalized costs and the current costs incurred in pursuing the settlement of the Company's dispute with the U.S. Navy. During the prior nine month period the Company recorded a gain on the sale of land held by the Company. The interest income reported during the current period relates to the interest received on the U.S. Navy settlement. The interest income reported during the prior period was due to interest earned on the investment of the proceeds retained from the sale land. At May 31, 2000, the Company had available federal and state net operating loss carryforwards of approximately $15,640,000 and $7,680,000, respectively, which are being utilized to totally offset the current period tax provision.

Liquidity and Capital Resources

         The Company's remaining cash requirements consist primarily of satisfying remaining legal, contractual and tax obligations and whatever additional costs are necessary in liquidating the Company. As previously stated, it is the intention of the Company, now that the final settlement with the U.S. Navy has been achieved, to seek a shareholder vote to liquidate the Company and distribute remaining assets to shareholders.

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





Date: April 10, 2001